Form 10-K
period 1999-12-31
COORSTEK INC
filed 2000-03-30
CIK 1095603

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------.

                        COMMISSION FILE NUMBER 000-27579

                                 COORSTEK, INC.

             (Exact name of registrant as specified in its charter)
        COLORADO                                         84-0178380
(State of incorporation)                       (IRS Employer Identification No.)

16000 TABLE MOUNTAIN PARKWAY,  GOLDEN, COLORADO            80403
   (Address of principal executive offices)              (Zip Code)

                                 (303) 277-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                                      NONE

                    Name of each exchange on which registered
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           $.01 PAR VALUE COMMON STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]                     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, there were 7,141,984 shares of common stock outstanding. As of such date, the aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $127,147,202.

                                     PART I

                                 THE CORPORATION

     CoorsTek, Inc., together with its subsidiaries, is hereinafter sometimes referred to as "CoorsTek" or as the "Company."

     Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. In general, such forward-looking statements are characterized by terms such as "believe," "expect," "anticipate," "could," "will," "intend," "estimate," "continue" and the like. The projections and statements contained in these forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of CoorsTek to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results."

ITEM I.  BUSINESS

GENERAL

     Established in 1911, CoorsTek develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineered plastics and precision machined metals into components, assemblies and systems. Advanced technical ceramics, also known as engineered ceramics, are materials that exhibit superior mechanical properties, corrosion/oxidation resistance and thermal, electrical, optical and magnetic properties. Recent acquisitions of companies offering plastics and metals fabrication, and assembly capabilities, have expanded CoorsTek's ability to meet increasing market demand, particularly in the semiconductor industry, for a broader spectrum of products and services.

     Prior to January 1, 2000, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"). At the close of business on December 31, 1999, ACX distributed 100% of the shares of CoorsTek to ACX shareholders. Each shareholder of ACX received one share of CoorsTek's common stock for every four shares of ACX common stock. Immediately after the spin-off, CoorsTek had approximately 2,500 shareholders of record and approximately 7,140,000 shares outstanding.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS, AND FOREIGN SALES

     Certain financial information for the Company's business segments is included in the following summary (in thousands):

                                             Depreciation
                           Net      Gross        and                  Capital
                          Sales     Margin   Amortization  Assets   Expenditures
                        --------   -------   ------------ --------  ------------
1999
----
Semiconductor           $111,099   $ 31,953    $  2,494   $ 79,845    $  4,043
Advanced ceramics        253,962     58,710      20,217    247,645      10,518
                        --------   --------    --------   --------    --------
  Consolidated total    $365,061   $ 90,663    $ 22,711   $327,490    $ 14,561
                        ========   ========    ========   ========    ========
1998
----
Semiconductor           $ 17,061   $  4,976    $ 1,337    $ 20,626    $  1,015
Advanced ceramics        279,553     68,732     18,640     257,733      25,875
                        --------   --------    -------    --------    --------
  Consolidated total    $296,614   $ 73,708    $19,977    $278,359    $ 26,890
                        ========   ========    =======    ========    ========

1997
----
Semiconductor           $ 19,199    $6,928     $ 1,527    $ 19,279    $  1,032
Advanced ceramics        285,625    78,075      17,137     243,408      27,780
                        --------    ------     -------    --------    --------
  Consolidated total    $304,824   $85,003     $18,664    $262,687    $ 28,812
                        ========   =======     =======    ========    ========

     Certain financial information regarding the Company's domestic and foreign sales is included in the following summary (in thousands):

                                                  DECEMBER 31,
                                         1999         1998         1997
                                       ---------    ---------    ---------
     United States                     $ 304,599    $ 224,295    $ 224,272
     Europe                               35,896       39,338       41,815
     Asia                                 20,507       19,975       23,497
     Canada                                8,995        8,446        8,886
     Other foreign                         7,279        6,696        8,161
     Less: discounts and allowances      (12,215)      (2,136)      (1,807)
                                       ---------    ---------    ---------
          Total                        $ 365,061    $ 296,614    $ 304,824
                                       =========    =========    =========

                                                  DECEMBER 31,
                                         1999         1998         1997
                                       ---------   ---------     ---------
     Long-lived assets, in thousands:
          United States                $ 174,947    $ 151,636    $ 155,796
          Europe                           3,486        3,486        3,101
          Asia                             4,066           --           --
                                       ---------     --------    ---------
               Total                   $ 182,499    $ 155,122    $ 158,897
                                       =========    =========    =========


MARKETS AND PRODUCTS

     CoorsTek provides components and sub-assemblies to most of the commonly recognized industrial markets. Using its core competencies of design, engineering and manufacturing, CoorsTek offers customers in these diverse markets engineered solutions. The solutions are enabling technologies that allow components to function efficiently in adverse environments, such as extreme heat or pressure.

     The Semiconductor segment, which accounted for 30% of 1999 sales, is expected to grow 20% to 30% in 2000. The Advanced Ceramics segment, which accounted for 70% of CoorsTek's 1999 revenue, consisted of the following four broad product groupings: Electronics, Advanced Products, Paper and Precision, and Power Generation and Mining. CoorsTek believes that revenues from this segment will grow 5% to 7% in 2000.

     In the Semiconductor segment, the Company manufactures, assembles and integrates ceramic, plastic and metal components for use in semiconductor processing equipment. This industry is CoorsTek's fastest growing market segment. The following factors are fueling the industry's demand for the Company's components and assemblies: increased use and application of semiconductor chips; the retooling of semiconductor chip manufacturing machinery to process the 300 millimeter wafer in addition to the 200 millimeter; increased outsourcing of parts manufacturing and machine assembly by the original equipment manufacturers; and, a shrinking supplier base. Given CoorsTek's metal machining capabilities, cleanroom facilities, and relationships with semiconductor equipment manufacturers, management believes that CoorsTek is strategically positioned to increase its market share in this market segment.

     Products from the Electronics group include a wide range of applications in the aerospace, automotive, computer, defense, power generation and distribution, and telecommunications industries. Materials used include high purity ceramics often combined with metal components and precious metals plating. Management believes that the current strength in the automotive and telecommunications markets will drive future growth opportunities in the electronics market.

     CoorsTek's Advanced Products group offers a diverse group of products and serves the aerospace, automotive, chemical and material processing, computer, defense, electrical, fluid handling, mechanical, medical, paper and petroleum industries. CoorsTek utilizes engineered ceramics, plastics and metals in this product group. Materials and processes offer specialized solutions for severe use applications. Management believes that performance in this group will be stable during 2000 given the wide range of industry end users.

     In the Paper and Precision group, CoorsTek manufactures wear and corrosion resistant components for the paper and pulp processing industry. Ceramics are often in a composite form with plastics and/or metals. This group also includes precision ceramic beams used in coordinate measuring machines. Management believes that the precision machinery industry is expanding as more manufacturers are moving measuring equipment to the manufacturing floor, which, given the uncontrolled environment, requires the thermal stability that ceramics provides.

     Products offered by the Power Generation and Mining group include products used in chemical and material processing, mining, paper and other mechanical applications. These industries use a wide selection of wear resistant ceramics. Contract, on site installation service is often provided. Management believes that performance in this category will track general economic conditions.

MATERIALS AND SERVICES

     Ceramic products can be nearly as hard as diamond, can withstand extreme temperatures and have excellent electrical properties. As a result, ceramic products are ideal materials for a variety of industrial applications. Typically more expensive than products made from competing materials, such as plastics and metals, ceramic products provide higher value by contributing to longer product life and enabling customers to enhance their technologies.

     While advanced technical ceramics constitute the majority of CoorsTek's business, we believe there is a large potential to expand existing business through products that incorporate other materials such as metals and plastics. Two facilities are directly involved in the precision machining of metals such as stainless steel and aluminum for applications in the semiconductor and the aerospace industries. CoorsTek is capable of performing customer specified cleanroom assembly and packaging processes which integrate ceramic products and metal at both of these manufacturing sites acquired in 1999.

     CoorsTek also manufactures fluoropolymer sealing system plastics used in the aerospace and industrial hydraulic equipment, fluid handling systems and transportation industries.

STRATEGY

     CoorsTek seeks to grow its business by devoting resources to new product and material development, internally and through acquisitions, particularly in industries that show the most growth potential. In pursuit of this strategy, the Company purchased Precision Technologies and Edwards Enterprises in early 1999. CoorsTek believes these acquisitions have strengthened its service offerings, particularly in the semiconductor industry, by broadening CoorsTek's material offerings to include machined aluminum and assembly services.

     The Company believes its reputation for expert custom product design, product quality and customer service is a valuable asset for achieving its strategy. CoorsTek works with key customers in diverse industries to develop value added, engineered products. CoorsTek continuously evaluates new materials and product offerings, often with customers, in order to anticipate and satisfy customers' future needs and to offer a greater range of products with improved performance characteristics.

MANUFACTURING AND RAW MATERIALS

     Ceramic manufacturing involves several steps. From raw material preparation to completion of the finished product, a typical component will be formed, fired and, if necessary, machined, then inspected, packaged and shipped. The extent to which a part is processed is dependent on the specifications placed on the finished product by the customer. Limitations of the material and manufacturing process determine whether the part will be processed through secondary finishing steps to meet the final specification.

     The raw materials CoorsTek uses in its operations, primarily alumina and aluminum, are readily available from diverse sources. CoorsTek has long-term relationships with suppliers that ensures consistent and ongoing supply of raw materials.

     CoorsTek  owns  or  leases   approximately   2.3  million  square  feet  of
manufacturing space in the United States and abroad. During 1999, CoorsTek operated at approximately 76% of available capacity. While capacity utilization is not currently a significant constraint in CoorsTek's Advanced Ceramics segment, capacity has become a limiting factor in the Semiconductor segment. Management believes the Company has adequate financial resources to address production capacity issues and intends to acquire capacity in the Semiconductor segment.

SALES AND DISTRIBUTION

     CoorsTek sells products primarily to manufacturers, including original equipment manufacturers, for incorporation into industrial applications and consumer products. CoorsTek generates sales through direct sales employees located throughout the United States, Asia and Europe and manufacturers' representatives. CoorsTek's sales personnel, many with engineering expertise, receive substantial technical assistance and engineering support from CoorsTek because of the highly technical nature of its products.

     International sales, primarily in Western European and Far Eastern markets, constituted approximately 19%, 25%, and 27% of total product sales in 1999, 1998, and 1997, respectively.

     No single product line accounted for more than 10% of CoorsTek's consolidated net revenue, although sales to various segment and industry groups such as the Semiconductor segment, the Electronic Components group, the Advanced Products group and the Power Generation and Mining group comprised 30%, 26%, 25%, and 13%, respectively, of CoorsTek's 1999 consolidated net revenue.

     CoorsTek's 10 largest customers accounted for approximately 39% of net sales for 1999, with one customer, Applied Materials, Inc., representing 22% of 1999 net sales. CoorsTek's dependence on Applied Materials may increase as the Company further develops its strategic supplier relationship. Any disruption in this relationship, including a downturn in Applied Materials' business in the industries in which it operates, would have a material adverse effect on sales. Commitment to consistent high quality and customer service has earned CoorsTek sole supplier status with several major U.S. manufacturers and a leading position with several other major customers.

     As of December 31, 1999, CoorsTek had backlog orders of approximately $101.2 million, as compared with $79.5 million as of December 31, 1998. Approximately $78.0 million of the backlog at December 31, 1999 had been shipped as of March 1, 2000. Customers may place annual orders, with shipments scheduled over a twelve-month period. Backlog orders may be higher for certain industrial product segments due to longer time periods between order and delivery dates under purchase orders. Sales are not seasonal but can be sensitive to overall economic conditions that affect the users of advanced ceramic and semiconductor manufacturing equipment. Backlog is not necessarily indicative of past or future operating results.

COMPETITION

     Competition in the advanced ceramics industry is vigorous and comes primarily from Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), CeramTec AG (Germany) and Saint Gobain (France). Principal competitive factors in the worldwide market are price (including the impact of currency fluctuations), quality, and delivery schedules. CoorsTek believes that it is a significant competitor in most of the markets it serves and it holds a prominent position in many product lines. It has maintained long standing relationships with major corporations by providing consistent high product quality and customer service.

     The Company also faces competition in the precision metal machining business and in the fluoropolymer materials business from a multitude of relatively small domestic companies. CoorsTek believes there is an opportunity for the Company to compete successfully in these markets.

     Ceramic materials offer advantages over conventional materials for applications in which certain properties such as high electrical resistance, hardness, high-temperature strength, wear and abrasion resistance, and precise machinability are important. Ceramic products, however, face competition from metals and other materials. For example, plastics are being used instead of ceramics in certain computer and telecommunications applications because of plastics' lower cost and lighter weight. CoorsTek believes that the overall value of ceramic products continues to be attractive to customers.

RESEARCH AND DEVELOPMENT

     CoorsTek's ability to commercialize its technologies and compete effectively in various markets depends significantly on continued and timely development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. While innovation is a significant element of CoorsTek's business, it does not have separate, material research and development expenses. Instead, innovations are generally made as part of product development on a case-by-case basis in response to customer orders or needs.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     CoorsTek holds a number of patents and pending patent applications in the U.S. and in foreign countries. The Company's policy generally is to pursue patent protection that is considered necessary or advisable for the patentable inventions and technological improvements of the business. CoorsTek also relies significantly on trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance its competitive position.

     CoorsTek considers the name "Coors" and the goodwill associated with it to be important to its customer recognition. The Company has received certain licensing rights to use the Coors name.

     CoorsTek believes that the Company and its subsidiaries own or have the right to use the proprietary technology and other intellectual property necessary to its operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group of patents, trademarks or licenses.

ENVIRONMENTAL MATTERS

     CoorsTek's operations are subject to federal, state and local environmental, health and safety laws and regulations and, in a few instances, foreign laws, that regulate health and safety matters and the discharge of materials into air, land and water, and govern the handling and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with applicable environmental and health and safety laws and regulations and does not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

     CoorsTek has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of CoorsTek, Coors Components, Inc. Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Although CoorsTek does not believe it is responsible for the contamination or the cleanup, the parties agreed to a remediation plan. CoorsTek will manage the remediation and is responsible for payment of 10% to 15% of the remediation costs in excess of $500,000. There is no firm estimate of potential clean up costs, however management does not currently believe it will be material.

     CoorsTek has received a Unilateral Administrative Order issued by the EPA relating to the Rocky Flats Industrial Park (RFIP) Site, and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA has not selected a remedy but management does not expect costs to exceed reserved amounts.

     CoorsTek and some of its facilities have been notified that they may be or have been named as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. CoorsTek cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, CoorsTek believes that any liability with respect to these sites would not be material to the financial condition or results of operations of CoorsTek, without consideration for insurance recoveries. There can be no certainty, however, that CoorsTek will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, CoorsTek has received demands or requests for information relating to alleged contamination of various properties currently or formerly owned by CoorsTek or to which CoorsTek allegedly shipped waste. In management's opinion, none of these claims will result in liability that would materially affect CoorsTek's financial position or results of operations.

EMPLOYEES

     As of December 31, 1999, CoorsTek had approximately 3,500 full-time employees. None of the employees is subject to a collective bargaining agreement. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

     CoorsTek believes that its facilities are well maintained and suitable for their respective operations. The majority of operating facilities of CoorsTek are not constrained by capacity issues. However, certain facilities that service the semiconductor industry are currently experiencing capacity constraints. The table below lists CoorsTek's plants and most other physical properties and their locations and character. Unless noted, CoorsTek owns all of the following facilities:

      Location              Type of Facility                Character
      --------              ----------------                ---------
Benton, Arkansas(1)           Manufacturing              Ceramic Products
Grand Junction, Colorado      Manufacturing              Ceramic Products
Chattanooga, Tennessee        Manufacturing              Ceramic Products
Hillsboro, Oregon             Manufacturing              Ceramic Products
Lawrence, Pennsylvania(2)     Manufacturing              Ceramic Products
Norman, Oklahoma              Manufacturing              Ceramic Products
Oklahoma City, Oklahoma(3)    Manufacturing              Ceramic Products
Glenrothes, Scotland          Manufacturing              Ceramic Products
Golden, Colorado(4)           Manufacturing and          Ceramic Products
                              Company Offices

Kyungbook, South Korea        Manufacturing              Ceramic Products
Odessa, Texas                 Manufacturing and          Ceramic Products
                              Distribution Office

Oak Ridge, Tennessee(5)       Manufacturing              Ceramic Products
Austin, Texas(6)              Manufacturing              Ceramic Products and
                                                         Assembly Operations

Newark, California            Manufacturing              Metal Machining and
                                                         Assembly Operations

Livermore, California(6)      Manufacturing              Metal Machining and
                                                         Assembly Operations

El Segundo, California(2)     Manufacturing              Fluoropolymer Products

          ----------
(1)  Three facilities.
(2)  Leased facility.
(3)  Two facilities, one of which is leased.
(4)  Five facilities, one of which is leased.
(5)  Three facilities, one of which is leased.
(6)  Three facilities, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, CoorsTek and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that disposition of these matters will have a material adverse effect on CoorsTek's consolidated financial position or results of operations. On August 12, 1999, five current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. The plaintiffs are seeking class certification, which the Company is resisting based on the distinctions among their respective claims. CoorsTek's preliminary evaluation indicates the case is largely without merit, however, the Company does not have sufficient information to determine the ultimate outcome or any potential liability related to these claims. Specific information regarding environmental legal proceedings is discussed under the caption "Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     CoorsTek's  common stock is currently  quoted on the National Market System
(NMS) of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "CRTK." The Company commenced trading on January 4, 2000.

ITEM 6.  SELECTED FINANCIAL DATA


                                                 YEAR ENDED DECEMBER 31,
                                 1999       1998         1997         1996          1995
                                 ----       ----         ----         ----          ----

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
  Net sales                    $365,061   $296,614     $304,824     $276,352     $270,877
  Gross profit                   90,663     73,708       85,003       76,132       80,166
  Selling, general and
    administrative expenses      53,202     37,758       41,754       35,928       36,613
  Asset impairment charges           --     11,814           --           --          438

  Operating income               37,461     24,136       43,249       40,204       43,115
  Interest and other income
    (expense)- net               (4,981)    (3,524)         (68)          (6)         393
  Income tax expense             12,425      7,682       16,192       14,996       14,545
  Net income                     20,055     12,930       26,989       25,202       28,963

  Net income per share of
    common Stock (a)
                               $   2.81   $   1.81     $   3.78     $   3.53     $   4.06

                                                 YEAR ENDED DECEMBER 31,
                                 1999       1998         1997         1996          1995
                                 ----       ----         ----         ----          ----
                                                    (IN THOUSANDS)
Consolidated Balance Sheet Data:
  Total Assets                 $327,490   $278,359     $262,687     $216,635     $189,191
  Working capital                83,674     89,295       71,649       62,480       47,567
  Long-term debt (b)            191,600     50,000           --           --           --
  Total shareholders' equity     59,388    165,825      203,155      163,463      130,381


(a) Per share computations for current and historical financial information have been calculated using the actual number of shares outstanding on December 31, 1999 as CoorsTek's historical capital structure for those years was not indicative of the current structure.

(b) Long-term debt was to ACX, the parent company of CoorsTek prior to the spin-off.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion and analysis is based on the separate historical financial statements of CoorsTek, which was formerly named Coors Porcelain Company and operated its business as Coors Ceramics Company.

     CoorsTek develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineered plastics and precision machined metals into components, assemblies and systems.

     In December, 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek Co., Ltd. for approximately $3.6 million. The name of Doo Young Semitek Co., Ltd. was subsequently changed to CoorsTek Korea Co., Ltd ("CoorsTek Korea"). The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $2.5 million is being amortized over 15 years. CoorsTek Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry.

     On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22.0 million in cash and 300,000 warrants to purchase shares of ACX common stock at an exercise price equal to the fair market value at the date of closing. In connection with the spin-off, the ACX warrants were converted into 168,767 warrants to purchase CoorsTek common stock. The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $20.2 million is being amortized over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical, and aircraft industries.

     On March 1, 1999, CoorsTek acquired all of the outstanding shares of Edwards Enterprises for approximately $18 million in cash. The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $4.2 million is being amortized over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor and aircraft industries.

     During 1999, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"). At the close of business on December 31, 1999, ACX distributed 100% of the shares of CoorsTek to ACX shareholders. Each shareholder of ACX received one share of CoorsTek's common stock for every four shares of ACX common stock. Immediately after the spin-off, CoorsTek had approximately 2,500 shareholders of record and approximately 7,140,000 shares outstanding.

     ACX provided general management, legal, treasury, tax, internal audit, financial reporting, and environmental services to CoorsTek. These ACX costs were allocated to CoorsTek in the form of an annual management fee. ACX also provided centralized cash management and allocated interest income or interest expense to CoorsTek based on cash balances. CoorsTek no longer incurs these fees but the Company will experience costs in 2000 to administer similar functions as a stand alone public company.

RESULTS OF OPERATIONS

     Year Ended December 31, 1999 to Year Ended December 31, 1998

     Net sales for 1999 were $365.1 million, an increase of $68.5 million or 23.1% from 1998 net sales of $296.6 million. The acquisitions of Edwards Enterprises and Precision Technologies in March, 1999 accounted for an increase in net sales of $71.1 million. Excluding these acquisitions, net sales decreased $2.6 million for the year ended December 31, 1999 compared with 1998. This decrease is mostly attributable to decreased sales in the Paper and Precision and Electronics product groups as a result of price competition and weakened demand primarily experienced in the first half of 1999. The Advanced Ceramics segment sales strengthened in the second half of 1999 as demand and pricing improved in these markets.

     As a result of the Edwards and Precision acquisitions and strong demand in the semiconductor industry, approximately 30% of 1999 sales were to the semiconductor industry, including approximately 22% to one customer. The other major sales categories for 1999 in the Advanced Ceramics segment were the Electronics group, the Advanced Products group, the Power Generation and Mining group, and the Paper and Precision group, which accounted for approximately 26%, 25%, 13%, and 6% of 1999 sales, respectively.

     The Company expects gradual sales improvement in the Advanced Ceramics segment and strong sales demand to continue in the Semiconductor segment. In addition, at the end of January, 2000, the Company began to provide cleanroom assembly services for a major semiconductor market customer. The assembly work involves assembling various components, some of which are manufactured by CoorsTek, for inclusion in the customer's final product. This assembly initiative supports the Company's objective of being a leading strategic supplier for the major customers in the markets that CoorsTek serves. CoorsTek expects the assembly business to result in $25 million to $35 million of additional sales to the semiconductor industry in 2000.

     Gross profit was $90.7 million in 1999, an increase of $17.0 or 23.0% from $73.7 million in 1998. The increase is attributed to the acquisitions of Edwards Enterprises and Precision Technologies, which contributed $18.2 million to gross profit. Gross margin remained a constant 24.8% from 1998 to 1999. Gross margin for 2000 may experience some downward pressure due to the cleanroom assembly business discussed above. Although the assembly business has low capital requirements, margins are projected to be lower than the existing semiconductor business.

     Operating income for 1999 was $37.5 million, an increase of $13.4 million or 55.6% from 1998 operating income of $24.1 million. Again, the acquisitions of Edwards Enterprises and Precision Technologies contributed to the increase in operating income. This increase was partially offset by $2.1 million of nonrecurring costs related to CoorsTek's spin-off from ACX. In addition, $11.8 million in asset impairment charges negatively impacted operating income in 1998. In the first quarter of 1998, CoorsTek recorded $6.2 million in asset impairment charges in conjunction with the cancellation of the C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted CoorsTek to negotiate the termination of the agreement with IBM. In the third quarter of 1998, CoorsTek recorded an additional $5.6 million asset impairment charge related to the Chattanooga, Tennessee operation. Strong offshore competition in the electronic package market made it uneconomical to have a manufacturing facility dedicated to this product line. Consequently, the long-lived assets of Chattanooga were written down to their estimated fair value using the asset held for use model.

     CoorsTek's 1999 operating margin was 10.3% compared to 12.1% for 1998, excluding the impact of asset impairment charges. The decrease in margin is primarily attributable to nonrecurring costs associated with the spin-off from ACX. In 2000, the Company expects operating margin to improve slightly from the 1999 margin.

     Included in selling, general and administrative expenses for 1999 were $5.0 million in management fees paid to ACX. For 1998, management fees were $4.7 million. While CoorsTek will not incur these management fees going forward, the Company will experience costs to administer the corporate functions required of a public company. CoorsTek believes these fees are a reasonable approximation of the costs the Company will incur in 2000 as a result of being a stand-alone, public company.

     Interest expense for 1999 was $5.0 million compared with $4.1 million in 1998. Interest expense for both periods is a result of an allocation of debt from ACX. In conjunction with the spin-off, CoorsTek paid ACX $200 million for intercompany obligations and a one-time dividend. This payment was funded through borrowings under the Company's $270 million credit Facility. See the "Liquidity and Capital Resources" section for further discussion regarding the Company's Credit Facility. Accordingly, interest expense will be significantly higher in 2000.

     The consolidated effective tax rate was 38.3% for 1999 compared with 37.3% in 1998.

     Year Ended December 31, 1998 to Year Ended December 31, 1997

     Net sales for 1998 were $296.6 million, a decline of $8.2 million or 2.7%, from 1997 net sales of $304.8 million. The lower net sales in 1998 reflect downturns resulting from pricing pressures in the pulp and paper and telecommunication industries and volume declines in the semiconductor industry and the petrochemical industry.

     Gross profit was $73.7 million in 1998, a decrease of $11.3 million or 13.3% from $85.0 million in 1997. The decrease is attributed to increased price competition, particularly in international markets due to the strength of the U.S. dollar compared with certain foreign currencies. Gross margins declined to 24.8% in 1998 from 27.9% in 1997 due to a decline in the industries previously mentioned and competitive pricing pressures.

     Operating income for 1998 totaled $24.1 million, a decline of $19.1 million or 44.2%, from 1997 operating income of $43.2 million. Excluding the asset impairment charges and the change to the estimated depreciable lives discussed below, operating income totaled $34.0 million, a decline of $9.2 million or 21.3% from 1997. In addition to the $11.8 million asset impairment charges discussed above, the lower operating income in 1998 reflects a downturn in sales to customers in key market segments and the effects of currency influenced price competition resulting from a strong U.S. dollar.

     Operating margins declined in 1998 to 8.1% from 14.2% in 1997. The lower operating margins in 1998 reflect the $11.8 million in asset impairment charges. This decrease is offset by a $2.0 million positive impact from the change in estimated depreciable lives discussed below, lower sales volumes in higher margin product lines in the semiconductor segment and pulp and paper industries, and currency influenced price competition.

     In early 1998, the Company changed the estimated depreciable lives for certain long-lived assets based on the actual lives demonstrated for similar assets.

     The allocation of long term debt from ACX resulted in an increase in interest expense from $110,000 in 1997 to $4.1 million in 1998.

     The consolidated effective tax rate was 37.3% for 1998 compared with 37.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     CoorsTek's liquidity is comprised of both internally and externally generated sources and is used to fund short-term working capital needs, capital expenditures, and acquisitions. Internally generated liquidity is measured by net cash from operations. At December 31, 1999, CoorsTek's working capital was $83.7 million with a current ratio of 2.51 to 1.

     In conjunction with the spin-off, CoorsTek negotiated a $270 million Credit Facility, which consists of a $95 million revolver and an $85 million Senior Term A facility, both maturing in five years, and a $90 million Senior Term B facility, maturing in seven years (the "Credit Facility"). The Credit Facility is secured by the accounts receivable and inventory of the Company. Currently, the interest rate on the Revolver and Senior Term A is LIBOR plus 2% and the interest rate on the Senior Term B is LIBOR plus 2.75%. The interest rate spreads on the Credit Facility vary based upon the financial performance of the Company.

     At December 31, 1999, there were no borrowings under the Credit Facility. On January 4, 2000, CoorsTek used $200.0 million of the debt proceeds to pay ACX for intercompany obligations and a one-time dividend. The current unused portion of the revolver will be used to fund working capital requirements, debt issuance costs, internal growth, acquisitions, and capital expenditures. CoorsTek currently anticipates that no cash dividends will be paid on its common stock in the foreseeable future in order to conserve cash for the repayment of debt, future acquisitions and capital expenditures, and such distributions are prohibited by the Credit Facility.

     Capital expenditures for the three years ended December 31, 1999, 1998 and 1997 were $14.6 million, $26.9 million, and $28.8 million, respectively. These capital expenditures were primarily used for the addition of production capacity, computerized manufacturing equipment, and enhancing existing computer systems. CoorsTek expects capital expenditures of $25.0 million in 2000, of which $12.0 to $15.0 million is expected to be for capacity and/or capability additions. Operating leases may also be used to finance additional capacity.

     The impact of inflation on CoorsTek's financial position and results of operations has been minimal and is not expected to adversely affect future results.

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. If not corrected, a computer program that uses date-sensitive software may recognize a date "00" as the year 1900 rather than the year 2000. This could result in system failures or erroneous results to various activities and operations.

     CoorsTek implemented a company-wide program to prepare financial, manufacturing and other critical systems and applications for the Year 2000. The program included the establishment of a task force supported by management. The Board of Directors of ACX monitored the progress of the program. The task force's objective was to ensure an uninterrupted transition from 1999 to 2000 by assessing, testing, and modifying all information technology (IT) and non-IT systems, and third parties such as suppliers and customers.

     As of March 1, 2000, CoorsTek has not encountered any material interruption related to the Year 2000 transition.

     Through December 31, 1999, CoorsTek spent approximately $101,000 related to the Year 2000 issue. CoorsTek did not separately track internal costs such as payroll related costs for its IT group and other employees working on the Year 2000 project. CoorsTek expensed all costs related to the Year 2000 project as incurred. CoorsTek does not anticipate any future expenditures on Year 2000 compliance issues.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of CoorsTek to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) capturing new customers, successfully increasing sales to existing unaffiliated customers and the success of CoorsTek's future years' revenue growth is dependent upon numerous factors, including the continued strength of the U.S. and key foreign economies, the relative position of the U.S. dollar related to key European and Asian currencies, the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, and the ability of CoorsTek to maintain or increase sales to existing customers and capture new business; 2) CoorsTek's ability to increase revenues and operating income is dependent upon its ability to continue its track record for new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, automotive, and electronics and other factors; 3) CoorsTek's ability to successfully execute its assembly business initiative is dependent on its ability to continue to provide quality and timely manufacturing, innovation, and service to its customers; 4) CoorsTek's ability to absorb the costs associated with doing business as a public company; 5) CoorsTek's net income is sensitive to fluctuation in short-term interest rates (because CoorsTek has substantial outstanding borrowings that base interest at variable rates based on short-term market interest rates); 6) CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future; 7) CoorsTek's ability to achieve its business strategy is dependent upon securing adequate financing; and 8) CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by ACX.

A significant downturn in the semiconductor sector may adversely affect revenues.

     CoorsTek's greatest industry concentration is in the semiconductor industry, which represented 30% of 1999 revenue and is expected to increase in 2000. If this market experiences a downturn, revenues will be negatively affected. To mitigate this risk, the Company is attempting to diversify its revenue base into other high growth industries, such as telecommunications.

Reliance on one significant customer in the semiconductor industry may hurt growth and profitability prospects if that customer decreases its purchases from CoorsTek or experiences a downturn in its business.

     Applied Materials accounted for 22% of CoorsTek's 1999 revenue. CoorsTek expects this percentage to increase in 2000. If CoorsTek fails to meet this customer's quality and delivery requirements, the customer may decrease its purchases. Similarly, if this customer loses market share, it may also reduce its purchases from CoorsTek. While meeting its customers' needs and providing quality products and services is a key management objective, there is no guarantee that CoorsTek will continuously achieve this objective.

     The Company is seeking to diversify its customer base to include other semiconductor equipment manufacturers.

Increased competition from other materials and overseas suppliers may limit CoorsTek's ability to increase market share. This competition may be intensified depending on the value of the U.S. dollar vis-a-vis foreign currencies.

     Competitive factors in the industries CoorsTek serves include price, quality, and delivery. Materials other than ceramics, such as metals and plastics, may also be considered as competitive alternatives to ceramics in the Company's Advanced Ceramics segment. However, because the physical properties of ceramics may increase the life span of certain components, ceramics are often considered the material of choice for certain applications. In the Semiconductor segment, CoorsTek faces competition from a multitude of relatively small domestic companies. In the current environment, many of these companies do not have the capital to meet the increased market demand. While CoorsTek believes it can compete successfully in both of these segments, the Company cannot guarantee its ability to do so.

     Additionally, international sales comprised 19% of 1999 revenue. Some of these sales are priced in local currencies. CoorsTek from time to time engages in hedging activities against fluctuations in foreign currency prices.

Intense competitive pricing may hurt margins and therefore earnings.

     At times, certain markets may experience pricing pressure. In order to mitigate this risk, the Company has been focusing much of its efforts on controlling costs and improving manufacturing efficiencies. The results of the Company's efforts are not determinable at this time.

The demand for many of CoorsTek's products is sensitive to general economic conditions. If the economy experiences a downturn, the Company's financial performance may be impacted.

     CoorsTek sells many of its products to industrial manufacturers for incorporation into their products. Demand for the end products and therefore the Company's products may decrease during a weak economy. The diversification of CoorsTek's end user market may mitigate some of this cyclical risk, although the Company cannot guarantee this will occur.

The need to comply with extensive governmental regulation may increase the Company's operating costs.

     CoorsTek is subject to numerous international and U.S. federal, state and local environmental laws and regulations. The Company's operations are also subject to laws and regulations relating to worker health and workplace safety. CoorsTek believes that liabilities for current environmental conditions and the potential cost of compliance with existing environmental or occupational health and safety laws and regulations will not have a material adverse effect on the Company's businesses or financial condition. However, future changes in laws and regulations cannot be predicted and therefore may result in increased operating costs and reduced productivity. See "Business - Environmental Matters."

CoorsTek is party to litigation that, if adversely determined, could weaken the Company's financial condition.

     In the ordinary course of business, CoorsTek is subject to claims, lawsuits, and contingent liabilities, including claims by current and former employees. Although CoorsTek is defending against these cases, it cannot assure that the ultimate outcome of any or all of these cases will not have a material adverse effect on the Company's business, financial condition, or results of operations. See "Business - Legal Proceedings."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates will impact the earnings of CoorsTek.

     CoorsTek has approximately $223 million of floating interest rate debt as of March 1, 2000. As interest rates fluctuate, CoorsTek may experience interest increases which may materially impact financial results. For example, if interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of $2.2 million dollars.

Changes in the relationship between the U.S. dollar and foreign currencies may impact the earnings of CoorsTek.

     For the years ended December 31, 1999, 1998 and 1997, approximately 3%, 4%, and 4%, respectively, of CoorsTek's revenue was generated by its operation in Scotland. CoorsTek sells products directly through its subsidiaries in Scotland and Korea, which was acquired in December 1999, and through domestic channels that have end-user customers located outside the United States. CoorsTek uses the U.S. dollar as its functional currency, except for operations in Scotland and Korea. The assets and liabilities of these two foreign operations are translated into U.S. dollars at an exchange rate in effect at the period end date. Income and expense items are translated at the year-to-date average rate. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by CoorsTek's international operations in Scotland and Korea. Periodically, CoorsTek hedges the dollar against foreign currencies used in certain markets in order to mitigate the effects of adverse currency fluctuations when sales are made in the foreign currency. The strength of the dollar relative to the currency of our customers or competitors may have a material effect on CoorsTek's profit margins or sales to international customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            17


Consolidated Statement of Income and Comprehensive Income for
    each of the three years ended December 31, 1999                          18


Consolidated Balance Sheet at December 31, 1999 and 1998                     19


Consolidated Statement of Cash Flows for each of the three
    years ended December 31, 1999                                            20


Consolidated Statement of Shareholders' Equity for each of
    the three years ended December 31, 1999                                  21


Notes to Consolidated Financial Statements                                   22


Financial Statement schedule for the fiscal years ended
    December 31, 1999, 1998 and 1997
       Schedule II--Valuation and Qualifying Accounts                        36

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CoorsTek, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoorsTek, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 17, 2000


                       MANAGEMENT'S REPORT TO SHAREHOLDERS

     Management is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this report. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, the amounts may reflect estimates based on management's best judgement. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

     Management has established and maintains a system of accounting procedures and related internal controls designed to provide reasonable assurance regarding the safeguarding of assets against loss and the reliability of the preparation and presentation of its financial statements.

     On the recommendation of management, PricewaterhouseCoopers LLP was selected to conduct an objective, independent audit of the consolidated financial statements. The opinion of the independent accountants is shown above.

     The Board of Directors, operating through its Audit Committee composed of outside directors, monitors CoorsTek's accounting control systems and reviews the results of the auditing activities. The Audit Committee meets regularly, either separately or jointly, with representatives of management and
PricewaterhouseCoopers LLP. To ensure complete independence, PricewaterhouseCoopers LLP has full and free access to the Audit Committee and may meet with or without the presence of management.





/s/JOHN K. COORS                                  /s/JOSEPH G. WARREN, JR.
----------------                                  ------------------------
JOHN K. COORS                                     JOSEPH G. WARREN, JR.
President                                         Chief Financial Officer

                                 COORSTEK, INC.

            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                1999       1998          1997
                                             ---------   ---------    ----------

NET SALES                                    $ 365,061   $ 296,614    $ 304,824
Cost of goods sold                             274,398     222,906      219,821
                                             ---------   ---------    ---------
GROSS PROFIT                                    90,663      73,708       85,003

Selling, general and administrative             53,202      37,758       41,754
Asset impairment charge                             --      11,814           --
                                             ---------   ---------    ---------
OPERATING INCOME                                37,461      24,136       43,249

Interest expense, net
                                                 4,981       3,524           28
Other expense                                       --          --           40
                                             ---------   ---------    ---------

INCOME BEFORE INCOME TAXES                      32,480      20,612       43,181


Income tax expense                              12,425       7,682       16,192
                                             ---------   ---------    ---------

NET INCOME                                   $  20,055   $  12,930    $  26,989
                                             =========   =========    =========

OTHER COMPREHENSIVE INCOME (EXPENSE):
  Minimum pension liability adjustment,
    net of tax of $167                              --        (281)          --
  Foreign currency translation
    adjustments                                     77         (56)          27
                                             ---------   ---------    ---------

COMPREHENSIVE INCOME                         $  20,132   $  12,593    $  27,016
                                             =========   =========    =========

NET INCOME PER SHARE OF COMMON STOCK         $    2.81   $    1.81    $    3.78
                                             =========   =========    =========

SHARES OUTSTANDING                               7,142       7,142        7,142
                                             =========   =========    =========



                 See Notes to Consolidated Financial Statements.

                                 COORSTEK, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  December 31,
                                                               1999        1998
                                                               ----        ----
                      ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                     $ --   $ 17,203
  Accounts receivable, less allowance for doubtful
    accounts of $2,765 in 1999 and $1,839 in 1998             50,318     39,044
  Inventories                                                 73,015     56,223
  Deferred tax assets                                          9,118      5,819
  Other assets                                                 6,483      4,422
                                                            --------   --------
     TOTAL CURRENT ASSETS                                    138,934    122,711

Properties, net                                              142,898    131,324
Goodwill, less accumulated amortization of
  $5,718 in 1999 and $3,656 in 1998                           39,601     11,839
Other noncurrent assets                                        6,057     12,485
                                                            --------   --------

TOTAL ASSETS                                                $327,490   $278,359
                                                            ========   ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt payable to Parent                         $  8,400      $  --
  Accounts payable                                            15,846     10,837
  Accrued salaries and vacation                               14,038     11,794
  Taxes other than income                                      3,959      2,874
  Other current liabilities                                   13,017      7,911
                                                            --------   --------
     TOTAL CURRENT LIABILITIES                                55,260     33,416

Long-term debt payable to Parent                             191,600     50,000
Accrued postretirement benefits                               15,489     15,327
Other long-term liabilities                                    5,753     13,791
                                                            --------   --------

TOTAL LIABILITIES                                            268,102    112,534
                                                            --------   --------

SHAREHOLDERS' EQUITY:
Common  stock, $.01 par value, 100,000,000
  shares authorized and 7,141,984 shares
  issued in 1999; $50 par value, 200,000
  shares authorized and issued in 1998                            72     10,000
Paid-in capital                                               57,802     75,060
Paid-in capital - warrants                                     1,600         --
Retained earnings                                                 --     80,928
Accumulated other comprehensive loss                             (86)      (163)
                                                            --------   --------
     TOTAL SHAREHOLDERS' EQUITY                               59,388    165,825
                                                            --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $327,490   $278,359
                                                            ========   ========

                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                1999       1998          1997
                                               --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ 20,055    $ 12,930    $ 26,989
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                22,711      19,977      18,664
    Asset impairment charges                         --      11,814          --
    Change in deferred income taxes                 246      (3,372)       (972)
    (Gain) loss on sale of properties               332        (810)        303
    Change in current assets and current
      liabilities, net of effects from
      acquisitions:
      Accounts receivable                        (5,027)      5,386      (5,842)
      Inventories                                (7,321)     (1,640)     (3,657)
      Other assets                               (1,425)        540      (1,044)
      Accounts payable                            6,485      (5,460)      3,899
      Accrued expenses and other liabilities      4,617        (163)      1,853
    Change in deferred items and other           (2,273)      3,313      (1,185)
                                               --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        38,400      42,515      39,008
                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties                       (14,561)    (26,890)    (28,812)
  Acquisitions, net of cash acquired            (58,053)       (915)    (15,781)
  Proceeds from sale of properties                    3       1,863          89
  Other                                          (1,632)       (343)       (284)
                                               --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES           (74,243)    (26,285)    (44,788)
                                               --------    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Net capital contributions from (to) Parent     18,640         (15)      5,829
                                               --------    --------    --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) in cash and cash
    equivalents                                 (17,203)     16,215          49
  Balance at beginning of period                 17,203         988         939
                                               --------    --------    --------
  Balance at end of period                         $ --    $ 17,203    $    988
                                               ========    ========    ========



                 See Notes to Consolidated Financial Statements.

                                 COORSTEK, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     Paid-in                    Other
                                           Common       Paid-in      Capital     Retained   Comprehensive
                                           Stock        Capital      Warrants    Earnings   Income (Loss)        Total
                                           ------       ---------    --------   ---------   -------------      ---------

Balance at December 31, 1996               $  10,000    $ 112,307    $     --   $  41,009    $       147       $ 163,463
Net capital contribution from Parent              --       12,676          --          --             --          12,676
Net income                                        --           --          --      26,989             --          26,989
Cumulative translation adjustment                 --           --          --          --             27              27
                                           ---------    ---------    --------   ---------    -----------       ---------
Balance at December 31, 1997                  10,000      124,983          --      67,998            174         203,155

Net capital distribution to Parent                --      (49,923)         --          --             --         (49,923)
Net income                                        --           --          --      12,930             --          12,930
Minimum pension liability
  adjustment                                      --           --          --          --           (281)           (281)
Cumulative translation adjustment                 --           --          --          --            (56)            (56)
                                           ---------    ---------    --------   ---------    -----------       ---------
Balance at December 31, 1998                  10,000       75,060          --      80,928           (163)        165,825

Net income                                        --           --          --      20,055             --          20,055
Net capital contribution from Parent              --        3,445          --          --             --           3,445
Issuance of warrants                              --           --       1,600          --             --           1,600
Cumulative translation adjustment                 --           --          --          --             77              77
Spin-off recapitalization                     (9,928)     (20,703)         --    (100,983)           --         (131,614)
                                           ---------    ---------    --------   ---------    -----------       ---------

Balance at December 31, 1999               $      72    $  57,802    $  1,600   $      --    $       (86)      $  59,388
                                           =========    =========    ========   =========    ===========       =========







                 See Notes to Consolidated Financial Statements.

                                 COORSTEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   GENERAL INFORMATION

     The accompanying financial statements and notes are based on the separate historical financial statements of CoorsTek, Inc., which was formerly named Coors Porcelain Company and operated its business as Coors Ceramics Company (the "Company" or "CoorsTek"). During the periods presented, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc. ("ACX" or "Parent"). At the close of business on December 31, 1999, ACX distributed a dividend to its shareholders of all outstanding shares of CoorsTek common stock based on a ratio of one share of CoorsTek common stock for every four shares of ACX common stock held.

     Established in 1911, CoorsTek develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineered plastics and precision machined metals into components, assemblies and systems.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in shareholders' equity of CoorsTek and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. CoorsTek was a wholly owned subsidiary of ACX for the periods presented. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments when appropriate.

     The consolidated financial statements include allocations of certain charges from ACX for general management, legal, treasury, tax, internal audit, financial reporting, environmental affairs and other miscellaneous services. Management believes the charges are a reasonable estimate of the costs that would have been incurred by CoorsTek on a stand-alone basis.

     USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses reported for the periods presented. Actual results can differ from these estimates.

     CASH AND CASH EQUIVALENTS: CoorsTek defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The carrying value of CoorsTek's cash equivalents approximates their fair market value.

     INVENTORIES: Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out (FIFO) method. The classification of inventories, in thousands, was as follows:

                                                          DECEMBER 31,
                                                      1999            1998
                                                      ----            ----

     Finished                                       $30,856         $21,890
     In process                                      27,107          22,049
     Raw materials                                   15,052          12,284
                                                    -------         -------
          Total inventories                         $73,015         $56,223
                                                    =======         =======

                                 COORSTEK, INC.

     PROPERTIES: Land, buildings, equipment and goodwill are stated at cost. Depreciation and amortization are recorded principally on a straight-line method over the estimated useful lives of the asset as follows:

  Buildings and improvements     10 to 30 years
  Machinery and equipment        3 to 30 years
  Leasehold improvements         The  shortest of the useful life, lease term or
                                 20 years
  Goodwill                       The shorter of the useful life or 20 years

     The cost of properties and related accumulated depreciation, in thousands, consisted of the following:

                                                          DECEMBER 31,
                                                      1999            1998
                                                      ----            ----

     Land and improvements                          $  7,724        $  6,401
     Buildings                                        75,244          65,739
     Machinery and equipment                         233,904         197,513
     Construction in progress                         13,624          12,178
                                                    --------        --------
                                                     330,496         281,831
     Less: accumulated depreciation                 (187,598)       (150,507)
                                                    --------        --------
          Net properties                            $142,898        $131,324
                                                    ========        ========


     Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred.

     In early 1998, CoorsTek changed the estimated depreciable lives for certain long-lived assets based on the actual lives exhibited for similar assets. The effect of this change positively impacted earnings before interest and taxes by approximately $2.0 million in 1998.

     IMPAIRMENT OF LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLES: CoorsTek periodically reviews long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. Measurement of the impairment loss is based on fair value of the asset, which is generally determined by the discounting of future estimated cash flows. See Note 4.

     REVENUE RECOGNITION: Revenues are recognized when finished products are shipped to customers or services have been rendered.

     CONCENTRATIONS OF CREDIT RISK: Sales to individual customers and industries potentially subject the Company to concentrations of credit risk. In 1999, 22% of CoorsTek's sales were to one customer and 30% of sales were to the semiconductor industry.

     PARENT ALLOCATIONS: Selling, general and administrative expense for 1999, 1998 and 1997 includes allocation of $5.0 million, $4.7 million and $5.0 million, respectively, of certain ACX corporate expenses for general management, legal, treasury, tax, internal audit, financial reporting and environmental services. In determining the allocation of ACX corporate costs, CoorsTek performed a review of 1) the services performed by ACX, 2) headcount, facilities and sales comparisons and 3) management oversight provided to CoorsTek, as well as other factors. CoorsTek will not incur these management fees going forward, but believes they are a reasonable estimate of the costs it will incur as a stand-alone, public company.

                                 COORSTEK, INC.

     Long-term debt at December 31, 1999 relates to the note issued to ACX in connection with the spin-off (see Note 10). Long-term debt at December 31, 1998 consists of intercompany debt transferred from ACX at an annual interest rate of 8%. CoorsTek had no intercompany debt prior to 1998. Interest expense for the years ended December 31, 1999 and 1998 includes $4.0 million paid to ACX in connection with the $50.0 million of debt owed to ACX. Interest income (expense) includes ($0.9) million and $.5 million earned (paid) from the participation in ACX's cash management system during the years ended December 31, 1999 and 1998, respectively. No interest income was earned from participation in ACX's cash management system during 1997. If intercompany debt had been transferred from ACX in 1997, the debt costs would have been approximately $4.0 million on debt of $50.0 million.

     ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

     HEDGING TRANSACTIONS: CoorsTek from time to time engages in hedging activities against fluctuations in foreign currency prices. These activities are immaterial to CoorsTek and are expected to remain so in the future.

     EARNINGS PER SHARE: Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for 1999, 1998 and 1997 has been calculated using the actual number of shares distributed on December 31, 1999. There were 7,141,984 shares outstanding on December 31, 1999.

     ADOPTION OF NEW ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities was issued in June 1998. This statement requires the recognition of all derivatives as either assets or liabilities at fair value in the statement of financial position. This statement is effective for the year ending December 31, 2001 and is not expected to have a material effect on CoorsTek's financial statements.

NOTE 3.   ACQUISITIONS

     On December 17, 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek Co., Ltd. for approximately $3.6 million. The name of Doo Young Semitek Co., Ltd. was subsequently changed to ("CoorsTek Korea"). The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $2.5 million is being amortized over 15 years. CoorsTek Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry.

     On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22.0 million in cash and 300,000 warrants to receive shares of ACX's common stock at an exercise price equal to the fair market value at the date of close. Pursuant to the spin-off, these warrants were converted into warrants to purchase 168,767 shares of CoorsTek common stock at an exercise price of $22.22 per share. The acquisition has been accounted for under the purchase method of accounting, and goodwill of approximately $20.2 million is being amortized over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries. The results of operations for Precision are reflected in the results of consolidated CoorsTek from the date of acquisition.

     On March 1, 1999, CoorsTek acquired all of the outstanding shares of Edwards Enterprises for approximately $18.0 million. The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $4.2 million is being amortized over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry. The results of operations for Edwards are reflected in the results of consolidated CoorsTek from the date of acquisition.

                                 COORSTEK, INC.

     In May of 1998, CoorsTek acquired the assets of Pulsation Equipment for $0.9 million. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $0.8 million is being amortized over 15 years. Located in Oklahoma City, the operation manufactures stainless steel stabilizing components used in oil reclamation.

     In August 1997, CoorsTek acquired the assets of Tetrafluor, Inc., based in El Segundo, California, for $15.8 million. Tetrafluor manufactures Teflon(R) fluoropolymer sealing systems and components for use in aerospace, industrial, and transportation industries. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $10.7 million is being amortized over 15 years.

NOTE 4.   ASSET IMPAIRMENT CHARGES

     During 1998, CoorsTek recorded approximately $11.8 million in asset impairment charges. A $6.2 million charge was taken in March of 1998 in conjunction with the cancellation of the C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted CoorsTek to negotiate termination of the agreement with IBM. Consequently, CoorsTek wrote down the carrying value of fixed assets associated with this project to their discounted expected future cash flows of zero. During 1998, CoorsTek disposed of the C-4 fixed assets. The disposition of the C-4 assets had no additional impact on the operating results of CoorsTek. Prior to the impairment, these assets were included in the Advanced Ceramics segment.

     As a result of strong offshore competition in the electronic package market, CoorsTek recorded a $5.6 million asset impairment charge in September of 1998 at the Chattanooga, Tennessee operation. A review of estimated undiscounted future cash flows indicated the carrying amount of property, plant and equipment at Chattanooga may not be recoverable. Accordingly, the fixed assets were written down to fair value calculated by discounting expected future cash flows under the asset held for use model. These assets are included in the Advanced Ceramics segment.

NOTE 5.   OPERATING LEASES

     CoorsTek has leases for a variety of equipment and facilities that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 1999, under non-cancelable operating leases with terms exceeding one year, are as follows:

     YEAR                             AMOUNT
     ----                             ------
     2000                             $1,167
     2001                                521
     2002                                421
     2003                                362
     2004 and thereafter                 364
                                      ------
          Total                       $2,835
                                      ======

     Operating lease rentals for warehouse, production, office facilities and equipment amounted to $1.7 million, $0.9 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6.   INCOME TAXES

     CoorsTek and its U.S. subsidiaries file consolidated Federal and Colorado state income tax returns with ACX. In addition, CoorsTek files state income tax returns in various other states. The Federal income tax sharing agreement with ACX substantially approximates a Federal income tax provision and liability as if CoorsTek was filing on a separate income tax return basis. Liabilities for Federal and Colorado state income taxes are payable to ACX. CoorsTek directly pays to all other states in which it files a state tax return. CoorsTek's foreign subsidiaries file separate returns with the applicable taxing authority.

                                 COORSTEK, INC.

     The components of income before income taxes, in thousands, for the years ended December 31 were:

                                                 1999       1998     1997
                                                -------   -------   -------

     Domestic                                   $31,887   $20,319   $42,933
     Foreign                                        593       293       248
                                                -------   -------   -------
          Total income before taxes             $32,480   $20,612   $43,181
                                                =======   =======   =======

     The provision for income taxes, in thousands, for the years ended December 31, included the following:

                                                 1999      1998      1997
                                                -------   -------   -------

     Current provision:
       Federal                                  $11,879   $ 9,209   $14,889
       State                                      1,842     1,764     2,122
       Foreign                                      224        81       153
                                                -------   -------   -------
         Total current tax expense               13,945    11,054    17,164
                                                -------   -------   -------
     Deferred provision:
       Federal                                   (1,332)   (3,014)     (898)
       State                                       (188)     (358)      (74)
                                                -------   -------   -------
         Total deferred tax benefit              (1,520)   (3,372)     (972)
                                                -------   -------   -------
     Total income tax expense                   $12,425   $ 7,682   $16,192
                                                =======   =======   =======

     Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities, in thousands, at December 31, are as follows:

                                                           1999      1998
                                                          ------    ------
     Deferred tax asset arising from:

       Depreciation and other property related            $   106   $ 2,517
       Pension and employee benefits                       14,145    12,181
       Inventory                                            3,767     2,205
       All other                                            3,674     3,223
       Valuation allowance                                 (3,621)   (3,386)
                                                          -------   -------
         Gross deferred tax assets                         18,071    16,740
                                                          -------   -------
     Deferred tax liabilities arising from:
        Depreciation and other property related             6,034     7,325
        Pension and employee benefits                       1,734        --
        All other                                               6       157
                                                          -------   -------
          Gross deferred tax liabilities                    7,774     7,482
                                                          -------   -------
     Net deferred tax asset                               $10,297   $ 9,258
                                                          =======   =======

     The principle differences between the effective income tax rate and the U.S. statutory federal income tax rate at December 31, were as follows:

                                                 1999      1998      1997
                                                -------   -------   -------
     Expected tax rate                           35.0%     35.0%     35.0%
     State income taxes (net of federal benefit)  3.5       4.9       3.5
     Research tax credits                         0.0      (2.2)     (1.3)
     Nontaxable income                           (1.5)     (1.0)      0.0
     Foreign tax expense                          0.0       0.1       0.0
     Non-deductible items                         0.5       0.6       0.3
     Other--net                                   0.8      (0.1)      0.0
                                                 ----      ----      ----
     Effective tax rate                          38.3%     37.3%     37.5%
                                                 ====      ====      ====

                                 COORSTEK, INC.

     The Internal Revenue Service (IRS) has completed its examination of ACX's Federal income tax returns through 1995. During 1999, the IRS began the Federal income tax return review for 1996 through 1998. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

     CoorsTek has not provided for U.S. or additional foreign taxes on $5.7 million of undistributed earnings of its foreign subsidiaries. These undistributed earnings are considered to be reinvested indefinitely. If such earnings were repatriated, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

     ACX, CoorsTek and their respective subsidiaries have executed a Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, ACX will be responsible for filing consolidated Federal and combined or consolidated state tax returns and paying the associated taxes for periods through the date of the spin-off. CoorsTek will reimburse ACX for the CoorsTek portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods beginning on or after the distribution date. ACX and CoorsTek will agree to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters. ACX and CoorsTek will be responsible for their own taxes other than those described above.

     The Tax Sharing Agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provides ACX with a ruling from the Internal Revenue Service or an opinion of tax counsel acceptable to ACX that the transaction will not adversely affect the tax-free nature of the spin-off. The transactions subject to these restrictions, which are not expected to materially affect CoorsTek's operating flexibility, consist of liquidations, mergers or consolidations of CoorsTek, redemptions by CoorsTek of certain amounts of its stock, sales of assets out of the ordinary course of business, discontinuance of certain businesses and certain issuances of CoorsTek's common stock. In addition, CoorsTek will agree to indemnify ACX against any tax liability or other expense it may incur if the spin-off is determined to be taxable as a result of CoorsTek's breach of any covenant or representation contained in the Tax Sharing Agreement or CoorsTek's action in effecting such transactions. By its terms, the Tax Sharing Agreement will terminate when the statutes of limitations under applicable tax laws expire.

NOTE 7.  STOCK COMPENSATION

     ACX had an equity incentive plan that provided for the granting of nonqualified stock options and incentive stock options to certain key employees of CoorsTek prior to the spin-off. The equity incentive plan also provided for the granting of restricted stock, bonus shares, stock units and offers to officers of ACX to purchase stock. Generally, options outstanding under the ACX's equity incentive plan were subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over a three year service period; and (3) maximum term of ten years from the date of grant.

     On December 31, 1999 in conjunction with the distribution, those CoorsTek employees who had ACX vested and unvested stock options were granted substitute CoorsTek stock options which were equal in value to the original ACX options granted. CoorsTek did not incur any compensation charges because 1) the aggregate intrinsic value of the options did not change, 2) the ratio of the exercise price per option to the market value per share did not change and 3) the vesting provisions and option period of the original grant did not change.

                                 COORSTEK, INC.

         Stock option transactions for the three years ended December 31, were as follows (shares in thousands):

                                                    1999                     1998                     1997
                                            ------------------------------------------------------------------------
                                                        Weighted                 Weighted                 Weighted
                                                         Average                  Average                  Average
                                                        Exercise                 Exercise                 Exercise
                                             Shares       Price       Shares       Price       Shares       Price
                                            ------------------------------------------------------------------------
Options outstanding at January 1                675         $31.25     556           $29.42      495          $28.02
Granted                                         509         $23.48     125           $39.06       74          $38.53
Exercised                                        --             --      (6)          $24.31       (5)         $24.94
Expired or forfeited                            (38)        $31.48      --               --       (8)         $29.89
                                            ------------------------------------------------------------------------
Options outstanding at December 31            1,146         $27.79     675           $31.25      556          $29.42
                                            ========================================================================
Exercisable at December 31                      567         $29.78     482           $28.64      367          $27.04
                                            ========================================================================
Available for future grant                    1,000                     --                        --
                                            =======                   ====                     =====


     In 1998 and 1997, shares available for future grant were pursuant to the ACX equity incentive plan.

     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):


                                OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------------  --------------------------------
                                              Weighted           Weighted                           Weighted
                             Number            Average            Average            Number          Average
        Range of           Outstanding        Remaining          Exercise          Exercisable      Exercise
    Exercise Prices        at 12/31/99    Contractual Life         Price           at 12/31/99        Price
-------------------------------------------------------------------------------  --------------------------------
    $17.11 to $24.33             309           4.8 years            $21.32               189          $22.08
    $24.44 to $24.44             384           9.1 years            $24.44                 0           $0.00
    $26.44 to $34.44             321           5.0 years            $31.95               316          $31.91
    $35.67 to $48.11             132           7.9 years            $42.72                62          $42.40
---------------------------------------------------------------------------      --------------------------------
    $17.11 to $48.11           1,146           6.7 years            $27.79               567          $29.78
===============================================================================  ================================


     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.
Accordingly, no compensation expense has been recognized for its equity incentive plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," compensation expense, net of income tax, of $1.0 million, $0.8 million and $0.4 million would have been recorded for 1999, 1998 and 1997, respectively. Proforma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     December 31,
                                             1999       1998       1997
                                          --------------------------------
Net income in thousands:
  As reported                             $ 20,055    $ 12,930    $ 26,989
  Pro forma                               $ 19,043    $ 12,120    $ 26,625
Earnings per share:
  As reported                             $   2.81    $   1.81    $   3.78
  Pro forma                               $   2.67    $   1.70    $   3.73

                                 COORSTEK, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 31% in 1999, 28.1% in 1998 and 23.2% in 1997; (3) risk-free interest rate ranging from 5.7% to 6.7% in 1999, 4.8% to 4.9% in 1998 and 5.4% to 5.5% in 1997; and (4) expected life of 3 to
9.11 years in 1999, 3 to 8.57 years in 1998 and 3 to 9.86 years in 1997. The weighted average per share fair value of options granted during 1999, 1998 and 1997 was $23.48, $39.06 and $38.53, respectively.

NOTE 8.   RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

     Pension Plan: CoorsTek provides a defined benefit retirement plan for substantially all of its employees. CoorsTek manages the plan including plan assets, which consist primarily of equity and interest-bearing investments. Benefits are based on years of service and average base compensation levels over a period of years. The Company's funding policy is to contribute annually not less than the ERISA minimum funding requirements nor more than the maximum amount that can be deducted for Federal income tax purposes.

     Retiree Medical Plan: In addition to receiving pension benefits, CoorsTek employees may participate in a medical plan, which provides health care and life insurance benefits to eligible retirees and their dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits substantially similar to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. These plans are not funded.

     401(k) Plan: Eligible employees of CoorsTek may participate in CoorsTek's 401(k) plan in which employees can contribute up to 18% of annual eligible compensation subject to certain regulatory and plan limitations. The Company matches 50% of the first 2% of the employees' contributions. Expense related to the 401(k) match was $0.7 million in 1999, 1998 and 1997.

                                 COORSTEK, INC.

          The following tables set forth the estimated change in benefit obligation, change in plan assets, funded status, net periodic benefit cost and other information applicable to the CoorsTek, Inc. Retirement Plan and retiree medical coverage. Information for 1998 is based on the estimated allocations from ACX for the respective plan assets and liabilities. All information, except interest rates, is in thousands.

                                                           PENSION BENEFITS          OTHER BENEFITS
                                                          1999         1998         1999         1998
                                                        --------     --------     --------     --------
Change in benefit obligation:
  Benefit obligation at beginning of year               $ 97,815     $ 90,267     $ 13,162     $ 12,357
  Service cost                                             2,407        2,290          341          338
  Interest cost                                            7,000        6,439          833          892
  Actuarial loss (gain)                                   (5,393)       1,890         (738)          (3)
  Benefits paid                                           (4,535)      (3,071)        (318)        (422)
                                                        --------     --------     --------     --------
  Benefit obligation at end of year                       97,294       97,815       13,280       13,162
                                                        --------     --------     --------     --------
Change in plan assets:
  Fair value of plan assets at beginning of year          77,229       79,404           --           --
  Actual return on plan assets                            17,056          630           --           --
  Company contributions                                    7,291           --           --           --
  Benefits paid                                           (4,535)      (2,805)          --           --
                                                        --------     --------     --------     --------
  Fair value of plan assets at end of year                97,041       77,229           --           --
                                                        --------     --------     --------     --------
Funded status                                               (253)     (20,586)     (13,280)     (13,162)
Unrecognized actuarial loss (gain)                        (5,139)      11,794       (2,175)      (1,929)
Unrecognized prior service cost                            3,659        4,070         (594)        (793)
                                                        --------     --------     --------     --------
Accrued benefit cost                                    $ (1,733)    $ (4,722)    $(16,049)    $(15,884)
                                                        ========     ========     ========     ========

Amounts recognized in the Consolidated Balance Sheet consist of:

  Accrued benefit liability                             $ (1,733)    $ (9,738)    $(16,049)    $(15,884)
  Intangible asset                                            --        4,568           --           --
  Accumulated other comprehensive income                      --          448           --           --
                                                        --------     --------     --------     --------

  Net amount recognized                                 $ (1,733)    $ (4,722)    $(16,049)    $(15,884)
                                                        ========     ========     ========     ========

Weighted average assumptions at year end:

  Discount rate                                             6.80%        6.80%        6.80%        6.80%
  Expected return on plan assets                            9.75%        9.75%
  Rate of compensation increase                             4.30%        4.30%


     It is the Company's policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation
(PBO) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization is reduced to 5 years.

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease by 0.5% per annum to 4.25% and remain at that level thereafter.

                                                        Pension Benefits               Other Benefits
                                                  1999       1998       1997      1999     1998     1997
                                                --------    -------    -------    -----    -----    -----
Components of net periodic benefit cost
  Service cost                                  $  2,407    $ 2,290    $ 1,968    $ 341    $ 338    $ 248
  Interest cost                                    7,000      6,439      4,470      832      892      763
  Actual return on plan assets                   (17,056)      (843)    (8,595)      --       --       --
  Amortization of prior service costs                644        651        306     (689)    (198)    (104)
  Recognized actuarial loss (gain)                10,445     (6,082)     4,879       --     (481)     (90)
                                                --------    -------    -------    -----    -----    -----
Net periodic benefit cost                       $  3,440    $ 2,455    $ 3,028    $ 484    $ 551    $ 817
                                                ========    =======    =======    =====    =====    =====


                                 COORSTEK, INC.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1% POINT   1% POINT
                                                             INCREASE   DECREASE
                                                             --------   --------

  Effect on total of services and interest cost components     $ 297      $ 276
  Effect on postretirement benefit obligation                    903        849

NOTE 9:   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                     1999      1998      1997
                                                   --------  --------  -------

  Total interest costs                             $ 5,066   $ 4,125   $   224
  Interest capitalized                                  --        --       114
  Interest expensed                                  5,066     4,125       110
  Interest paid (primarily to Parent)                4,975     4,000        24
  Income taxes paid (primarily to Parent)           12,576    11,882    16,950

    Non  Cash  Investing  Activities:   See  description  of  noncash  investing
activities with ACX in Note 10.

NOTE 10.   RELATED PARTY TRANSACTIONS

     Since the formation of ACX in 1992, CoorsTek, as ACX's wholly-owned subsidiary, has engaged in several related party transactions with ACX and its subsidiaries. These included, but were not limited to, participation in ACX's cash management system, benefiting from administrative services provided by ACX, intercompany debt allocations, payments of dividends, miscellaneous asset and liability transfers between the entities as well as miscellaneous capital contributions of other forms between the entities. The average amount due to ACX, during 1999, 1998 and 1997 was $87.5 million, $45.8 million and $0, respectively. At December 31, 1999, 1998 and 1997 the Company owed ACX $200.0 million, $50 million and $0, respectively.

     On December 31, 1999, CoorsTek issued to ACX a $200 million, 8.9%, note, which was subsequently paid on January 4, 2000. This note was for the payment of a $131.6 million dividend and $68.4 million of intercompany obligations. For 1998 and 1997, dividends paid to ACX totaled $0 and $38,000, respectively. Net capital contributions from ACX, in thousands, for the year ended December 31, consisted of:

                                                     1999      1998      1997
                                                   --------  --------  -------

  Assets transferred from ACX                      $ 3,445   $    13   $ 6,846
  Bonuses paid in common stock of ACX                   --        79       177
  Transfer of liability to ACX                          --        --      (176)
  Transfer of long-term debt from ACX                   --   (50,000)       --
  Capital contribution to ACX                           --       (15)       --
  Capital contribution from ACX                         --        --     5,829
                                                   -------  --------   -------
          Total net capital contributions          $ 3,445  $(49,923)  $12,676
                                                   =======  ========   =======

NOTE 11.   INDEBTEDNESS

     In December 1999, CoorsTek negotiated a $270 million Credit Facility, which consists of a $95 million revolver and an $85 million Senior Term A facility, both maturing in five years, and a $90 million Senior Term B facility maturing in seven years (the "Credit Facility"). The Credit Facility is collaterallized by the accounts receivable and inventory of the Company. Currently, the interest rate on the revolver and Senior Term A is LIBOR plus 2% and the interest rate on the Senior Term B is LIBOR plus 2.75%. The interest rate spreads on the Credit Facility vary based upon the financial performance of the Company.

                                 COORSTEK, INC.

     There were no outstanding amounts under the Credit Facility as of December 31, 1999. The required principal payments of the Term A and Term B of the Credit Facility are as follows:

     Year                          Term A     Term B       Total
     ----                          ------     ------       -----
     2000                         $ 7,500    $   900    $  8,400
     2001                          10,000        900      10,900
     2002                          15,000        900      15,900
     2003                          25,000        900      25,900
     2004                          27,500        900      28,400
     2005                            --          900         900
     2006                            --       84,600      84,600
                                  -------    -------    --------
          Total                   $85,000    $90,000    $175,000
                                  =======    =======    ========

     On January 4, 2000, the Company borrowed approximately $205.0 million under the Credit Facility to pay the note to ACX and to fund the Credit Facility commitment costs.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

     CoorsTek is self-insured for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Certain stop-loss and excess insurance policies are also maintained to reduce overall risk. In addition, CoorsTek maintains insurance policies to protect against loss related to property, business interruption and general liability risks.

     CoorsTek is named as a defendant in various actions and proceedings arising in the normal course of business, including claims by current or former employees relating to employment or termination. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities to such extent that they would materially affect CoorsTek's financial position or results of operations.

     CoorsTek has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of
CoorsTek, Coors Components, Inc. ("CCI"). Colorado state environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. The contamination is believed to have occurred prior to CoorsTek's ownership of CCI and there are possible off-site sources of contamination. CCI was sold in November 1987. Although CoorsTek does not believe it is responsible for the contamination or the cleanup, the parties agreed to a remediation plan. CoorsTek is responsible to pay from 10% to 15% of the remediation costs in excess of $500,000. There is no firm estimate of potential clean up costs, however management does not currently believe it will be material.

     CoorsTek has received a Unilateral Administration Order issued by the EPA relating to the Rocky Flats Industrial Park Site, (RFIP) and is participating with the RFIP Group to perform an Engineering Evaluation/Cost Analysis on the property. There is no estimate of potential clean up costs, but management does not believe it will be material.

     Some of CoorsTek's facilities have been notified that they may be potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. CoorsTek cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on investigations to date, CoorsTek believes that any liability with respect to these sites would not be material to the financial condition and results of operations of CoorsTek. There can be no certainty, however, that CoorsTek will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     CoorsTek is a guarantor on industrial development bonds of CCI, a former subsidiary that was sold in November 1987. The buyer of CCI assumed the liability at the time of purchase. The terms require annual principal and

                                 COORSTEK, INC.

interest payments and a balloon payment of $2.2 million in May 2000. In the event of default by the buyer, CoorsTek would assume the liability. The buyer has made all payments to date in a timely manner and management does not believe CoorsTek is at risk for payment of the bonds as of December 31, 1999. The outstanding balance as of December 31, 1999, 1998 and 1997 was $2.2 million, $2.4 million and $3.0 million, respectively.

     On August 12, 1999, five current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. The plaintiffs are seeking class certification, which the Company is resisting based on the distinctions among their respective claims. CoorsTek's preliminary evaluation indicates the case is largely without merit, however, sufficient information is not available to determine the ultimate outcome or any potential liability related to these claims.

NOTE 13.   SEGMENT INFORMATION

     Prior to 1999, the Company operated as a single segment that consisted primarily of advanced ceramic products. In 1999, the Company acquired Edwards Enterprises and Precision Technologies (see Note 3). These companies manufacture precision-machined parts primarily for the semiconductor industry. As a result of acquiring these companies and the resultant significance of the semiconductor industry to the Company, the Company changed its internal reporting to track two segments separately: Semiconductor and Advanced Ceramics. The Semiconductor segment produces both ceramic and non ceramic products that are used in the semiconductor industry. The Advanced Ceramics segment produces primarily ceramic products that are used outside the semiconductor industry.

     The accounting  policies of the segments are the same as those described in
Note 2 and there are generally no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit.

     The table below summarizes information about reportable segments, in thousands, as of and for the years ended December 31:

                                             Depreciation
                           Net      Gross        and                  Capital
                          Sales     Margin   Amortization  Assets   Expenditures
                        --------   -------   ------------ --------  ------------
1999
----
Semiconductor           $111,099   $ 31,953     $  2,494   $ 79,845   $  4,043
Advanced Ceramics        253,962     58,710       20,217    247,645     10,518
                        --------   --------     --------   --------   --------
  Consolidated total    $365,061   $ 90,663     $ 22,711   $327,490   $ 14,561
                        ========   ========     ========   ========   ========
1998
----
Semiconductor           $ 17,061   $  4,976     $  1,337   $ 20,626   $  1,015
Advanced Ceramics        279,553     68,732       18,640    257,733     25,875
                        --------   --------     --------   --------   --------
  Consolidated total    $296,614   $ 73,708     $ 19,977   $278,359   $ 26,890
                        ========   ========     ========   ========   ========
1997
----
Semiconductor           $ 19,199   $  6,928     $  1,527   $ 19,279   $  1,032
Advanced Ceramics        285,625     78,075       17,137    243,408     27,780
                        --------   --------     --------   --------   --------
  Consolidated total    $304,824   $ 85,003     $ 18,664   $262,687   $ 28,812
                        ========   ========     ========   ========   ========

                                 COORSTEK, INC.

     Information  related  to  CoorsTek's   operations  by  geographic  area  is
presented below:

Revenue from unaffiliated customers, in thousands:

                                                     December 31,
                                            1999         1998         1997
                                          ---------    ---------    ---------
  United States                           $ 304,599    $ 224,295    $ 224,272
  Europe                                     35,896       39,338       41,815
  Asia                                       20,507       19,975       23,497
  Canada                                      8,995        8,446        8,886
  Other foreign                               7,279        6,696        8,161
  Less: discounts and allowances            (12,215)      (2,136)      (1,807)
                                          ---------    ---------    ---------
       Total                              $ 365,061    $ 296,614    $ 304,824
                                          =========    =========    =========

Long-lived assets, in thousands:

                                                     December 31,
                                            1999         1998         1997
                                          --------     --------     --------
  United States                           $174,728     $151,636     $155,796
  Europe                                     3,705        3,486        3,101
  Asia                                       4,066           --           --
                                          --------     --------     --------
       Total                              $182,499     $155,122     $158,897
                                          ========     ========     ========

     Long-lived assets consist primarily of net property, plant and equipment and goodwill.

                                 COORSTEK, INC.

NOTE 14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes selected quarterly financial information, in thousands except for per share data, for each of the two years in the period ended December 31, 1999.

                                     First  Second    Third   Fourth     Year
                                     -----  ------    -----   ------     ----
1999
----

Net sales                          $76,579  $95,411  $94,946  $98,125  $365,061
Cost of goods sold                  58,305   71,646   70,504   73,943   274,398
                                   -------  -------  -------  -------  --------
Gross profit                        18,274   23,765   24,442   24,182    90,663
Selling, general & administrative    9,008   13,180   13,768   17,246    53,202
                                   -------  -------  -------  -------  --------
Operating income                     9,266   10,585   10,674    6,936    37,461
Interest expense, net                 (701)  (1,602)  (1,328)  (1,350)   (4,981)
                                   -------  -------  -------  -------  --------
Income before income taxes           8,565    8,983    9,346    5,586    32,480
Income tax expense                   3,355    3,137    3,609    2,324    12,425
                                   -------  -------  -------  -------  --------
Net income                         $ 5,210  $ 5,846  $ 5,737  $ 3,262  $ 20,055
                                   =======  =======  =======  =======  ========
Net income per share of
  common stock                     $   .73  $   .82  $   .80  $   .46  $   2.81
                                   =======  =======  =======  =======  ========

Shares outstanding                   7,142    7,142    7,142    7,142     7,142
                                   =======  =======  =======  =======  ========

1998
----

Net sales                          $80,945  $79,422  $70,023  $66,224  $296,614
Cost of goods sold                  60,241   59,258   53,792   49,615   222,906
                                   -------  -------  -------  -------  --------
Gross profit                        20,704   20,164   16,231   16,609    73,708
Selling, general & administrative   10,076    9,762    8,690    9,230    37,758
Asset impairment charge              6,232       --    5,582       --    11,814
                                   -------  -------  -------  -------  --------
Operating income                     4,396   10,402    1,959    7,379    24,136
Interest expense, net               (1,055)    (984)    (855)    (630)   (3,524)
                                   -------  -------  -------  -------  --------
Income before income taxes           3,341    9,418    1,104    6,749    20,612
Income tax expense                   1,229    3,485      403    2,565     7,682
                                   -------  -------  -------  -------  --------
Net income                         $ 2,112  $ 5,933  $   701  $ 4,184  $ 12,930
                                   =======  =======  =======  =======  ========
Net income per share of
  common stock                     $   .30  $   .82  $   .10  $   .59  $   1.81
                                   =======  =======  =======  =======  ========

Shares outstanding                   7,142    7,142    7,142    7,142     7,142
                                   =======  =======  =======  =======  ========

                                   SCHEDULE II

     Allowance for doubtful receivables (deducted from accounts receivable)

                               Additions
           Balance at      charged to costs                       Balance at end
       beginning of year      and expenses    Other   Deductions      of year
       -----------------   ----------------   -----   ----------  --------------
1997         $   1,282            1,079          60        (428)     $  1,993
1998         $   1,993              547          (5)       (696)     $  1,839
1999         $   1,839            1,757           8        (839)     $  2,765

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

     Within the last two years there have been no changes in CoorsTek's independent accountants or disagreements on accounting and financial statement disclosure matters.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

(a)  DIRECTORS

     In accordance with CoorsTek's Bylaws, the CoorsTek Board consists of eight directors as of February 16, 2000. CoorsTek's Certificate of Incorporation provides for the division of the Board of Directors into three classes as of the first annual meeting of stockholders. The full slate of directors will stand for election at the first annual meeting of stockholders, to be held in 2001, and at that time will be nominated to serve for terms of one, two and three years (Classes I, II and III), respectively. Stockholders will elect one class, consisting of approximately one third of the Directors, for three-year terms at each succeeding annual meeting. CoorsTek's Certificate of Incorporation sets a cap on the number of directors at 11 and the number of directors may be fixed by or in the manner provided in the Bylaws. In addition, William K. Coors serves as Director Emeritus. As Director Emeritus, Mr. Coors provides advice and consulting services to the Board but does not constitute a "director" and does not have voting rights.

Information about each of the current directors follows:

     John K. Coors, age 43, has been the President of CoorsTek since October 1998. Mr. Coors was the Chief Executive Officer of Golden Genesis Company (a former publicly traded subsidiary of ACX), from January 1997 to October 1998; and President of Golden Photon Company from July 1992 to October 1998. From January to July 1992 he served as Vice President and Plant Manager of Coors Brewing Company's Memphis, Tennessee brewery.

     Joseph Coors, Jr., age 57 has been the Chairman of CoorsTek since 1989, and the Chief Executive Officer of CoorsTek since March 1997. Mr. Coors was President of CoorsTek from 1997 to October 1998 and from 1985 to 1993. From 1992 to 1999 he served as President of ACX. Mr. Coors served as Executive Vice President of Adolph Coors Company from 1991 to 1992. He is currently a director of Hecla Mining Company (NYSE: HL) and Chairman of the Air Force Memorial Foundation.

     David A. Coulter, age 53, joined the Beacon Group as Partner in September 1999. He was the Chairman of BankAmerica Corporation and Bank of America NT & SA from May 1996 through October 1998 and he served as Chief Executive Officer from January to May 1996 and President from August 1995 to January 1996. From 1976 to January 1996, he held various positions with Bank of America in World Banking, Treasury and Corporate Planning. He currently serves as a director of PG&E Corporation, Pacific Gas and Electric Company, eCoverage, the San Francisco Art Institute, Asia Society, and the University of California San Francisco Foundation. He is a Trustee of Carnegie Mellon University and serves as Chair of the Public Policy Institute of California.

     John E. Glancy, age 53, has been the Corporate Executive Vice President and Manager of Commercial and International Business of Science Applications International Corp. ("SAIC") since 1978. (SAIC provides professional and technical services and products in high-technology areas to government and the private sector.) He was employed by General Atomic Company, a manufacturer of nuclear reactors, and the U.S. Atomic Energy Commission prior to 1978. Dr. Glancy is a director of SAIC and Network Solutions, Inc.

     John Markle, III, age 44, was the Senior Vice President of Strategy and Chief Information Officer for Rental Services Corporation from 1997 to January 2000. From 1987 to 1997, he was the president of Center Rental and Sales.

     Donald E. Miller, age 69, was Vice Chairman of The Gates Corporation from 1994 to August 1996 at which time he retired. Mr. Miller served as President and Chief Operating Officer of The Gates Corporation from 1986 to 1994 and President of Gates Rubber Company from 1982 to 1993. He currently serves as a director of Lennox Industries, Inc., Sentry Insurance Company, Chateau Communities, Inc. and OEA, Inc. He was a trustee for the Colorado School of Mines from 1987 to 1997 and President of the Board from 1994 to 1997.

     Kimberly S. Patmore, age 43, has been the Chief Financial Officer for First Data Corporation since February 17, 2000. From 1992 to February 2000, Ms. Patmore served as Chief Financial Officer for various divisions of First Data

Corporation. Ms. Patmore served as a Senior Manager for entrepreneurial services at Ernst & Young from 1981 to 1992.

     Robert L. Smialek, age 55, was the President and Chief Executive Officer of Insilco Corporation from 1993 until July 1999 at which time he retired. Mr. Smialek was the President and Chief Operating Officer of the Temperature and Appliance Controls Group of Siebe plc, from October 1992 to May 1993. He serves as a director of General Cable Corporation and Gleason Corporation.

COMMITTEES OF THE COORSTEK BOARD

     The CoorsTek Board has four standing committees: Audit, Compensation, Executive and Corporate Governance.

     Audit Committee,  which consists of three non-employee directors,  Kimberly
S. Patmore, Chairman, John Markle, III and Robert L. Smialek:

     o Reviews the scope and results of the audit of CoorsTek by CoorsTek's independent accountants.

     o    Recommends the appointment of CoorsTek's independent accountants.

     o    Reviews the  adequacy of  CoorsTek's  systems of internal  control and
          accounting   policies  and  procedures,   including   compliance  with
          CoorsTek's ethics policy.

     o Directs and supervises investigations into matters within the scope of its duties.

     Compensation Committee, which consists of three non-employee directors, Donald E. Miller, Chairman, David A. Coulter and John E. Glancy:

     o Reviews and recommends to the Board compensation of management personnel.

     o    Reviews and approves executive incentive and benefit plans.

     o    Reviews and recommends to the Board general employee benefits.

     Executive Committee, which consists of two employee directors and one non-employee director, Joseph Coors, Jr., Chairman, John K. Coors and Donald E.
Miller:

     o Exercises all of the authority of the Board when the Board is not in session except as provided in CoorsTek's Certificate of Incorporation, Bylaws and applicable law.

     Corporate Governance Committee, which consists of three non-employee directors, David A. Coulter, Chairman, John Markle, III and Robert L. Smialek:

     o    Develops operating guidelines for the Board.

     o    Considers and recommends nominees for election as directors.

     o    Reviews and evaluates the performance of the Board.

COMPENSATION OF DIRECTORS

     Employee directors do not receive additional compensation for serving as directors of CoorsTek. Each non-employee director of CoorsTek receives an annual retainer of $28,000, 50 percent of which is paid in shares of CoorsTek's common stock. The balance of the retainer is paid in cash unless the non-employee director elects to take all or a portion of it in CoorsTek's common stock.

     In addition, each non-employee director receives a grant of 5,000 non-qualified stock options upon initial election to the Board and will be eligible to receive 3,000 non-qualified stock options upon election by stockholders to his or her three-year term. The options, with an exercise price equal to 100% of market value on the date of grant, will vest 100% at the end of one year and will expire, if unexercised, ten years from the date of grant.

     No  additional  amounts  are  paid to  directors  for  committee  meetings.
Directors are reimbursed for expenses incurred while attending Board or committee meetings and in connection with any other Company business. In addition, CoorsTek has purchased accidental death and dismemberment insurance for the non-employee directors.

FAMILY RELATIONSHIPS

     John K. Coors and Joseph Coors, Jr. are brothers and nephews of William K. Coors.

(b)  EXECUTIVE OFFICERS

     The executive officers of CoorsTek are as follows:

     Joseph Coors, Jr., biographical information for Joseph Coors, Jr. is incorporated by reference to Item 10 (a).

     John K. Coors, biographical information for John K. Coors is incorporated by reference to Item 10 (a).

     Derek C. Johnson, age 39, has been Executive Vice President of Sales and Marketing and Operations of CoorsTek since August 1999. Mr. Johnson was Vice President of Sales and Marketing from October 1998 to August 1999, Vice President of Golden Operations from 1997 to 1998 and Manager of Manufacturing for Golden Operations from 1992 to 1997. Mr. Johnson received a bachelor's degree in electrical engineering from the KirkCaldy Technical College of Scotland and a master's degree in business administration from the University of Denver.

     Larry D. Murphy, age 57, has been Executive Vice President of Strategic Initiatives of CoorsTek since October 1999. Prior to joining CoorsTek, he served as Financial Services Group Banking Director with Andersen Consulting from 1990 to September 1999. From 1987 to 1990, Mr. Murphy was Chief Information Officer for Union Bank and he served as Chief Executive Officer and President of Security Pacific Information Services, Inc. from 1980 to 1987. Mr. Murphy received a bachelor's degree in mathematics from Auburn University and a master's degree in business administration from National University.

     Katherine A. Resler, age 40, has been General Counsel and Secretary of CoorsTek since September 1999. Ms. Resler was Counsel for ACX from 1998 until December 1999, its Director of Executive Compensation from 1995 until December 1999 and its Assistant Secretary from 1992 until December 1999. Ms. Resler received a bachelor's degree in science and a master's degree in business administration from Colorado State University, and a J.D. from the University of Denver.

     Joseph G.  Warren,  Jr.,  age 54,  has been  Chief  Financial  Officer  and
Treasurer of CoorsTek since August 1999. Mr. Warren was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of White Electronics & Designs, Inc., a semiconductor manufacturer, from 1995 to July 1999. From 1994 to 1995 he served as Vice President and Chief Financial Officer of Axxess Technologies, Inc. and from 1993 to 1994 served as Secretary, Treasurer and Vice President of Golden Technologies Company, Inc., a wholly-owned subsidiary of ACX. From 1992 to 1993, Mr. Warren was President of Coors Ceramicon Designs, Ltd., a subsidiary of CoorsTek, and from 1985 to 1992 was Vice President of CoorsTek. Mr. Warren received a bachelor's degree in accounting from Arizona State University.

(c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     Jeffrey C. Brines, age 43, has been Vice President of Accounting of CoorsTek since February 2000. Mr. Brines was the Vice President and Chief Financial Officer of Golden Genesis Company from 1997 to 1999 and served as Plant Manager of Golden Photon, Inc. from 1994 to 1996. He holds a bachelor's and master's degree in business administration from Regis University.

     Janet D. Comerford, age 41, has been Vice President of Human Resources and Environmental Health and Safety of CoorsTek since October 1998. Ms. Comerford was Regional Human Resources Manager of CoorsTek from 1997 to 1998, served as Manager of Administration from 1994 to 1997 and was a Production Manager from 1991 to 1994. Ms. Comerford received a bachelor's degree in business administration from the University of Arizona.

     Dean A. Rulis, age 52, has been Vice President of Acquisitions and Technology of CoorsTek since 1998. He was President and General Manager of Wilbanks International, Inc. (a wholly-owned subsidiary of CoorsTek) from 1997 to 1998; and President of Golden Technologies Company, Inc. from 1992 to 1997. He holds a bachelor's degree in mechanical engineering from Purdue University.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

     CoorsTek's compensation philosophy is intended to create value for CoorsTek's stockholders through long-term growth in sales and earnings. The total compensation package consists of salary, benefits, an annual incentive opportunity and equity grants and is designed to attract, motivate and retain the quality of executives needed to successfully lead and manage CoorsTek. This package intentionally ties a significant portion of the executives' total compensation to CoorsTek's performance and creation of shareholder value.


                                         Summary Compensation Table
------------------------------------------------------------------------------------------------------------
                                                                                             Long-
                                                                                      Term Compensation/
                                               Annual Compensation                          Awards
                                  ----------------------------------------------- --------------------------
                                                                                   Restricted   Securities      All other
                                                                   Other Annual      Stock      Underlying       Compen-
  Name and Principal                                               Compensation     Award(s)   Options/ SARs     sation
      Position             Year     Salary ($)    Bonus ($) (1)       ($) (2)       ($) (3)         (#)          ($) (4)
----------------------     ----     ----------    -------------    ------------    ----------  -------------    ---------

Joseph Coors, Jr.  (5)     1999     $510,000         $200,000                                      162,000       $ 14,018
   Chairman and CEO        1998     $485,000         $305,550                                       34,875       $ 12,705
                           1997     $460,000         $479,780          $3,236                        8,438       $  8,659

John K. Coors              1999     $247,499         $198,000          $6,267                       74,250       $  3,040
   President               1998        (6)
                           1997

Derek C. Johnson           1999     $195,554         $146,520          $  239                       32,344       $  2,159
   Executive Vice          1998     $172,869         $105,000          $5,124                        4,500       $    173
   President               1997     $150,454         $159,000                                        5,625       $  1,445

Larry D. Murphy            1999     $ 86,584 (7)     $ 25,000 (8)                                   47,813       $101,600 (9)
   Executive Vice          1998
   President               1997

Joseph G. Warren, Jr.      1999     $ 67,308 (7)     $ 91,000 (8)      $  759                       28,125       $ 87,383 (9)
     Chief Financial       1998
     Officer               1997


(1) Bonuses shown were the total bonuses paid for each respective fiscal year and were paid 100 percent in cash.

(2)  Amounts shown are reimbursements during the year for taxes.

(3) Stock units were granted on October 1, 1994 in an amount approximately equal to the Company's liability as of January 1, 1994 for the benefit due certain named executives under salary continuation agreements. The stock units replace a cash liability of the Company and tie the eligible named executive's post-retirement benefit to stock value. The stock units are payable in full upon retirement at age 60 or after. The stock units are 50 percent vested at age 50 with 10 years of service and the remaining 50 percent vests in 5 percent increments between ages 51 and 60. The number of stock units granted, the percent vested at year end 1999 and the market value as of January 3, 2000, respectively, were: Joseph Coors, Jr. - 36,018 units, 85 percent vested, valued at $648,324 and John K. Coors - 10,213 units, 0 percent vested, valued at $183,834.

(4) Other Compensation includes the value of term life insurance benefiting the executive and the employer's contribution to the 401(k) plan, respectively, as follows: Joseph Coors, Jr. $10,018 and $4,000; John K. Coors $1,440 and $1,600; Derek C. Johnson $459 and $1,700; Larry D. Murphy $1,445 and $155; and Joseph G. Warren, Jr. $1,460 and $923.

(5) Joseph Coors, Jr. was President and Chief Executive Officer of ACX Technologies, Inc. during 1997, 1998 and 1999, and all amounts shown were paid by ACX.

(6) Mr. Coors was elected President as of October 1998. His total annual salary and bonus for 1998 did not exceed $100,000.

(7) Mr. Murphy and Mr. Warren were elected officers and became employees of the Company as of October 1999 and August 1999, respectively. The salary amounts include actual amounts paid during 1999 and are based on an annual salary of $402,000 for Mr. Murphy and $240,000 for Mr. Warren.

(8) In addition to the annual cash bonus described in footnote (1) above, Mr. Murphy and Mr. Warren received a one-time bonus of $25,000 as a result of their election as an officer of the Company.

(9) Other Compensation includes a one-time allowance for moving expenses as follows: Mr. Murphy -- $100,000 and Mr. Warren -- $85,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on grants of options to purchase shares of ACX common stock made during 1999, which were converted to CoorsTek options as of the distribution date (the "Substituted Options"). The exercise price for each Substituted Option granted by CoorsTek was based on the respective relative fair market values of the pre-spin ACX common stock price of $10.6875 and the CoorsTek common stock post-spin price of $19. All Substituted Options were granted at the common stock's fair market value on the grant date, and have the same terms and conditions as the original ACX options, including the expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than 6 months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.


                                          Individual Grants (1)
                       -------------------------------------------------------------------
                         Number of
                        Securities     % of Total
                        Underlying    Options/SARS                              Grant Date
                       Options/SARs    Granted to     Exercise or                 Present
                          Granted      Employees      Base Price   Expiration      Value
Name                      (#) (2)    in Fiscal Yr.      ($/Sh)        Date         ($)(3)
----                   ------------  -------------    -----------  ----------   ----------
Joseph Coors, Jr.         162,000        31.9%         $24.4444      2/09/09    $2,280,960

John K. Coors              64,969                      $24.4444      2/09/09    $  914,764
                            9,281                      $22.1111      8/31/09    $  118,147
                           ------
                           74,250        14.6%

Derek C. Johnson           27,000                      $24.444       2/09/09    $  380,160
                            5,344                      $22.1111      8/31/09    $   68,029
                           ------
                           32,344         6.4%

Larry D. Murphy            47,813         9.4%         $17.1111     10/01/09    $  470,958

Joseph G. Warren, Jr.      28,125         5.5%         $22.1111      8/31/09    $  358,031


(1) All options are granted at the Common Stock's market value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than 6 months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale. Options include the right to have shares withheld by the Company to pay withholding tax obligations due in connection with the exercise.

(2) The number of options granted during 1999 was based on 3 times the number of options normally granted on an annual basis. Therefore, the optionees are not eligible for another annual grant until 2002. The options granted in 1999 vest 50 percent if the Company's stock price is $20.00 per share on average for 30 consecutive trading days and the remaining 50 percent vest if the Company's stock price is $25.00 per share on average for 30 consecutive trading days. In any event, 100 percent vest upon the fifth anniversary of the grant date. Each vested increment is exercisable until the tenth anniversary of the grant date.

(3) Values indicated are an estimate based on the Black-Scholes option pricing model using the following assumptions: (a) 30.8 percent stock price volatility based on the average stock price volatility of the companies included in the S&P Manufacturing (Diversified/Industrials) Index; (b) 6.66 percent risk-free rate of return for the February 1999 grants and 6.65 percent risk-free rate of return for the August 1999 and October 1999 grants; (c) zero dividend yield; (d) anticipated exercising at the end of the option term; and (e) no adjustment for non-transferability or risk of forfeiture. The actual value realized will be determined by the excess of the stock price over the exercise price on the date the option is exercised. There is no certainty the actual value realized will be at or near the value estimated by the Black-Scholes option pricing model.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         Number of Securities          Value of Unexercised
                                                        Underlying Unexercised             In-The-Money
                       Shares Acquired     Value             Options/SARs                  Options/SARs
                         On Exercise      Realized         At 12/31/99 (#)             at 12/31/99 ($) (1)
         Name                (#)            ($)       Exercisable  Unexercisable   Exercisable    Unexercisable
---------------------  ---------------    --------    -----------  -------------   -----------    -------------
  Joseph Coors, Jr.          0              $0         366,656       188,063          $0             $     0
   John K. Coors             0              $0          29,432        91,126          $0             $     0
  Derek C. Johnson           0              $0           6,375        37,219          $0             $     0
  Larry D. Murphy            0              $0            0           47,813          $0             $42,501
Joseph G. Warren, Jr.        0              $0            0           28,125          $0             $     0


(1) Value of unexercised options equals market value of the shares ($18.00) underlying in-the-money options at January 3, 2000, less the exercise price, times the number of in-the-money options outstanding.

RETIREMENT PLAN

     The Board of Directors of ACX approved the spin-off of the assets and liabilities of the ACX Technologies, Inc. Retirement Plan attributable to current and former employees of CoorsTek and its subsidiaries into a separate CoorsTek Retirement Plan ("Retirement Plan"), effective August 31, 1999. The Retirement Plan's assets are held in trust. The provisions of the Retirement Plan are substantially the same as the provisions applicable to the CoorsTek portion of the ACX Retirement Plan. The Retirement Plan is administered by an administrative committee appointed by the Board of Directors of CoorsTek.

     The retirement benefit is generally based on length of service and average monthly compensation. Compensation taken into account is the total base compensation, including commissions, overtime pay and amounts deferred by the employee under Company plans pursuant to ss. 125 and 401(k) of the Internal Revenue Code of 1986, as amended, but excluding profit sharing pay and cash bonuses. Average monthly compensation is determined by using the average of the highest 36 consecutive months out of the last ten years, including years with ACX and its subsidiaries and Adolph Coors Company and its subsidiaries.

     The normal annual retirement benefit equals 1.25% of average annual compensation times years of service (maximum of 25 years), plus 0.5% of average annual compensation in excess of covered compensation times years of service (maximum of 25 years), plus 0.5% of average annual compensation times years of service in excess of 25 years, plus, beginning in 1996, the sum of 1.5% of bonus pay for each plan year (not to exceed 25% of base pay). Covered compensation is generally based on an average of the Social Security taxable wage bases in effect during the 35 years ending with the calendar year in which the employee's social security retirement age occurs. Years of service includes years of service with ACX and its subsidiaries (and Adolph Coors Company and its subsidiaries with respect to certain employees).

     Unreduced normal retirement benefits are payable under the Retirement Plan at (i) age 65, regardless of years of service or (ii) any time after age 60 provided age plus years of vesting service total at least 90. The benefit accrued under the pension formula set forth above is in the form of a straight life annuity. An employee with at least ten years of vesting service who retires prior to normal retirement date is eligible for a retirement benefit, at reduced rates, provided the employee is at least age 55.

     The following table sets forth annual retirement benefits for representative years of service and average annual compensation as of December 31, 1999. The amounts shown in the table were calculated without taking into account an amount for covered compensation; accordingly, the benefits shown would be subject to a reduction to reflect the payment of Social Security benefits. Furthermore, the amounts shown in the table were calculated without adding any amounts related to the portion of the formula which adds, beginning in 1996, the sum of 1.5% of bonus pay for each plan year (not to exceed 25% of base pay). This portion of the formula is not based on average annual compensation.

     The maximum permissible benefit under ERISA from the qualified Retirement Plan for 1999 was $130,000. In addition, the maximum compensation for 1999 that may be used in determining benefits from the qualified Retirement Plan is $160,000. CoorsTek's Executive Deferred Compensation Plan provides for the benefits that are not payable from the Retirement Plan because of these two limitations. The amounts shown in this table include the benefits payable under the Executive Deferred Compensation Plan because of these two limitations.

                                  PENSION PLAN

                                          YEARS OF SERVICE
                        --------------------------------------------------------
REMUNERATION (1)       15           20          25          30          35
----------------   --------     --------     --------    --------     --------
     $125,000      $ 32,813     $ 43,750     $ 54,688    $ 65,625     $ 68,750
     $150,000        39,375       52,500       65,625      78,750       82,500
     $175,000        45,938       61,250       76,563      91,875       96,250
     $200,000        52,500       70,000       87,500     105,000      110,000
     $225,000        59,063       78,750       98,438     118,125      123,750
     $250,000        65,625       87,500      109,375     131,250      137,500
     $275,000        72,188       96,250      120,313     144,375      151,250
     $300,000        78,750      105,000      131,250     157,500      165,000
     $325,000        85,313      113,750      142,188     170,625      178,750
     $350,000        91,875      122,500      153,125     183,750      192,500
     $375,000        98,438      131,250      164,063     196,875      206,250
     $400,000       105,000      140,000      175,000     210,000      220,000
     $425,000       111,563      148,750      185,938     223,125      233,750
     $450,000       118,125      157,500      196,875     236,250      247,500
     $475,000       124,688      166,250      207,813     249,375      261,250
     $500,000       131,250      175,000      218,750     262,500      275,000
     $525,000       137,813      183,750      229,688     275,625      288,750
     $550,000       144,375      192,500      240,625     288,750      302,500
     $575,000       150,938      201,250      251,563     301,875      316,250


(1) As of fiscal year-end 1999, average annual compensation covered by the Retirement Plan, which is equal to the highest average salary amount over a consecutive 36 month period in the last 10 years, and credited years of service with ACX, including previous compensation and years of service with CoorsTek and its subsidiaries, for the named executives are as follows:

     Joseph Coors, Jr.--$466,808 and 22 years; John K. Coors--$174,152 and 20 years; and Derek C. Johnson-- $125,600 and 14 years. Larry D. Murphy and Joseph G. Warren, Jr. have been with CoorsTek and/or ACX less than the above 36-month period.

EMPLOYMENT  CONTRACTS,   TERMINATION  OF  EMPLOYMENT,  SALARY  CONTINUATION  AND
CHANGE-IN-CONTROL ARRANGEMENTS

     CoorsTek has employment contracts with all of the named executives for a three year period. Under the contracts, the executives receive an annual salary as indicated in the Compensation Table, receive a $25,000 signing bonus and are eligible to participate in equity incentive and annual bonus plans. Larry D. Murphy received 47,813 CoorsTek nonqualified stock options and Joseph G. Warren, Jr. received 28,125 CoorsTek nonqualified stock options subject to vesting conditions based on time and stock performance. Upon termination, the executive receives: nothing if terminated for cause; the greater of the remaining term or one year's salary if termination is not for cause but two years salary if termination is due to a Change in Control (as defined in the stock option and incentive plan); and a gross-up amount if certain excise tax payments are triggered.

     Compensation received by the named executives upon retirement includes normal retirement benefits and, for the Chief Executive Officer and the President, a number of shares of stock to be granted under salary continuation agreements. The shares will be payable in full upon retirement at age 60 or after. Additionally, the shares will be 50 percent vested at age 50 with 10 years of service and the remaining 50 percent will vest in 5 percent increments between ages 51 and 60.

     In addition, in the case of a Change in Control of CoorsTek, CoorsTek's compensation plans will be affected as follows: (1) under the Stock Option and Incentive Plan, all outstanding options will become exercisable in full and all stock units will become payable in full and prorated bonuses will be calculated and paid, if earned; (2) under the Executive Deferred Compensation Plan, distributions of deferred amounts will be made in a lump sum within 90 days after the Change in Control; and (3) under the salary continuation agreements, stock units vest 100% without regard to the executive's age or service. The definition of change in control for these purposes is as follows: (i) if beneficial ownership of 50% or more of either the outstanding shares of CoorsTek's common stock or the combined voting power of CoorsTek's voting stock is acquired by persons or entities not related to CoorsTek without consent of the current Board, (ii) upon the election of individuals constituting a majority of the Board who were either not members prior to their election or not recommended to the stockholders by the Board, (iii) upon a merger, consolidation or sale of all or substantially all of CoorsTek's assets, whereupon (a) at least 50% of the outstanding shares of CoorsTek's common stock and of the combined voting power of voting securities are not held in the same proportion, and by the same persons as the beneficial owners prior to such event, (b) at least 35% of CoorsTek's common stock is held by a person that did not hold such amount prior to the event and (c) a majority of the current Board did not continue to serve as directors, or (iv) approval by the stockholders of CoorsTek of a complete liquidation or dissolution of CoorsTek.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
            DIRECTORS AND EXECUTIVE OFFICERS OF COORSTEK

     The following table lists beneficial ownership of CoorsTek common stock as of March 13, 2000 by owners of more than five percent of CoorsTek common stock, each of the directors, each of the named executive officers and all directors and executive officers of CoorsTek as a group. Except as otherwise indicated, the beneficial owner has sole voting and investment power.

                                                                        AMOUNT AND NATURE OF
                                               ADDRESS FOR 5%                BENEFICIAL         PERCENT
                NAME                               OWNERS                     OWNERSHIP         OF CLASS
-------------------------------------      ----------------------       --------------------    --------
Adolph Coors, Jr. Trust                     Adolph Coors Company                700,000            9.8%
  (William K. Coors, Jeffrey H.            Golden, Colorado 80401
  Coors, J. Brad Coors, Joseph
  Coors, and Peter H. Coors, co-
  trustees with shared voting and
  investment power)

Grover C. Coors Trust                       Adolph Coors Company                681,753            9.6%
  (William K. Coors, Jeffrey H.            Golden, Colorado 80401
  Coors, John K. Coors, Joseph
  Coors, and Joseph Coors, Jr.,
  Co-trustees with shared voting and
  investment power)

May Kistler Coors Trust                     Adolph Coors Company                431,663            6.0%
  (William K. Coors, Jeffrey H.            Golden, Colorado 80401
  Coors, Joseph Coors, Joseph
  Coors, Jr. and Peter H. Coors,
  co-trustees with shared voting
  and investment power)

Herman F. Coors Trust                       Adolph Coors Company                358,750            5.0%
  (William K. Coors, Jeffrey H.            Golden, Colorado 80401
  Coors, Joseph Coors, Joseph
  Coors, Jr. and Peter H. Coors,
  co-trustees with shared voting
  and investment power)

Jeffrey H. Coors (1)                       ACX Technologies, Inc.               455,574            6.4%
                                           Golden, Colorado 80403

Joseph Coors (2)                            Adolph Coors Company                494,947            6.9%
                                           Golden, Colorado 80401

Peter H. Coors (3)                          Adolph Coors Company                433,931            6.1%
                                           Golden, Colorado 80401

William K. Coors (4)                        Adolph Coors Company                463,271            6.5%
                                           Golden, Colorado 80401



                                                                        Amount and Nature of
                                               Address for 5%                 Beneficial         Percent
         Name                                      Owners                      Ownership         of Class
---------------------                   -----------------------------   --------------------     --------
Joseph Coors, Jr. (5)                          CoorsTek, Inc.                   806,314           11.3%
                                        16000 Table Mountain Parkway
                                           Golden, Colorado 80403
John K. Coors (6)                                                                30,394              *
David A. Coulter                                                                    0                *
John E. Glancy                                                                      0                *
John Markle, III                                                                    0                *
Donald E. Miller                                                                    0                *
Kimberly S. Patmore                                                                 0                *
Robert L. Smialek                                                                 1,000              *

Derek C. Johnson (7)                                                             10,035              *
Larry D. Murphy                                                                     0                *
Joseph G. Warren, Jr.                                                               0                *

Directors and Executive Officers

  as a Group (12 persons)                                                       850,693           11.9%


                -------------
 *   Holds less than 1% of the Common Stock

(1) Includes 431,663 shares held by Jeffrey H. Coors as trustee of the May Kistler Coors Trust, as to which he shares voting and investment power with William K. Coors, Joseph Coors, Joseph Coors, Jr. and Peter H. Coors, as co-trustees.

(2) Includes 431,663 shares held by Joseph Coors as trustee of the May Kistler Coors Trust, as to which he shares voting and investment power with William
     K. Coors, Jeffrey H. Coors, Joseph Coors, Jr. and Peter H. Coors, as co-trustees. Also includes 62,500 shares held by Joseph Coors as co-trustee of his revocable trust.

(3) Includes 431,663 shares held by Peter H. Coors as trustee of the May Kistler Coors Trust, as to which he shares voting and investment power with William K. Coors, Joseph Coors, Joseph Coors, Jr. and Jeffrey H. Coors, as co-trustees.

(4) Includes 431,663 shares held by William K. Coors as trustee of the May Kistler Coors Trust, as to which he shares voting and investment power with Jeffrey H. Coors, Joseph Coors, Joseph Coors, Jr. and Peter H. Coors, as co-trustees.

(5) Includes 431,663 shares held by Joseph Coors, Jr. as trustee of the May Kistler Coors Trust, as to which he shares voting and investment power with William K. Coors, Jeffrey H. Coors, Joseph Coors and Peter H. Coors, as co-trustees. Does not include 1,013 shares of CoorsTek common stock restricted and unissued until the earlier of retirement or death, disability or termination of employment; or 36,018 shares of common stock restricted and unissued until retirement. Includes 360,547 shares of CoorsTek common stock issuable pursuant to options that are currently exercisable or will be exercisable within 60 days.

(6) Does not include 10,213 shares of CoorsTek common stock restricted and unissued until retirement. Includes 29,432 shares of CoorsTek common stock issuable pursuant to options that are currently exercisable or will be exercisable within 60 days.

(7) Includes 7,875 shares of CoorsTek common stock issuable pursuant to options that are currently exercisable or will be exercisable within 60 days.

ITEM 13.  RELATED PARTY INFORMATION

     In the past, ACX and CoorsTek have engaged in various transactions with each other. These transactions, which included financial support by ACX of CoorsTek, ceased at the time of the spin-off. ACX no longer has ownership interest in CoorsTek and no longer provides managerial or financial support to it. ACX and CoorsTek have entered into contracts that will govern certain relationships between them following the Distribution, including the Distribution Agreement and the agreements described below. CoorsTek and ACX believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

     The Distribution Agreement and the other agreements described below are included as exhibits to CoorsTek's registration statement on Form 10.

TAX SHARING AGREEMENT

     ACX, CoorsTek and their respective subsidiaries are parties to a Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, ACX is responsible for filing federal and state tax returns and paying the associated taxes for periods through the Distribution Date. CoorsTek will reimburse ACX for the portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods beginning on or after the Distribution Date. ACX and CoorsTek have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters. ACX and CoorsTek will be responsible for their own taxes other than those described above.

     The Tax Sharing Agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provides ACX with a ruling from the Internal Revenue Service or an opinion of tax counsel acceptable to ACX that the transaction will not adversely affect the tax-free nature of the spin-off. The transactions subject to these restrictions, which are not expected to materially affect CoorsTek's operating flexibility, consist of liquidations, mergers or consolidations of CoorsTek, redemptions by CoorsTek of certain amounts of its stock, sales of assets out of the ordinary course of business, discontinuance of certain businesses and certain issuances of CoorsTek's common stock. In addition, CoorsTek has agreed to indemnify ACX against any tax liability or other expense it may incur if the spin-off is determined to be taxable as a result of CoorsTek's breach of any covenant or representation contained in the Tax Sharing Agreement or CoorsTek's action in effecting such transactions. By its terms, the Tax Sharing Agreement terminates when the statutes of limitations under applicable tax laws expire.

TRANSITIONAL SERVICES AND OTHER AGREEMENTS

     In the past, ACX and CoorsTek provided services for each other such as insurance administration, joint purchasing and telecommunications services. To facilitate an orderly and mutually beneficial transition to the status of two separate public companies, certain of these services will continue to be provided by contract on a transitional basis for up to one-year following the Distribution Date. ACX and CoorsTek and subsidiaries of ACX and CoorsTek, as applicable, will enter into one or more transitional service agreements to provide services deemed necessary or desirable by the parties. The agreements referred to above, individually or collectively, are not material to the business of CoorsTek.

     ACX and CoorsTek have agreed to enter or cause their respective subsidiaries to enter into a joint defense agreement in the event both ACX (or one or more of its subsidiaries) and CoorsTek (or one or more of its subsidiaries) may be involved in litigation, and have entered into an Environmental Responsibility Agreement allocating responsibility for environmental liabilities if they should occur. ACX, CoorsTek and their respective subsidiaries have agreed to give notice and to cooperate with respect to any such environmental matter and have agreed to indemnify one another for their respective environmental practices under the environmental responsibility agreement. Any joint defense agreement would provide for management of the proceeding and allocation of related costs, liabilities and recoveries. The stated terms of any joint defense agreement that may be entered into would typically be tied to the duration of the litigation that is the subject matter of the agreement.

                                     Part IV

ITEM 14.  INDEX TO EXHIBITS; 8-K FILINGS

(a)   INDEXES TO EXHIBITS
-------------------------

NUMBER   DOCUMENT DESCRIPTION
-----------------------------

  2       Distribution Agreement^

  3.1     Certificate of Incorporation of Registrant*

  3.2     Bylaws of Registrant*

  4.1     Rights Agreement^

  4.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock^

 10.1     Description of Officers' Life Insurance Program*

 10.2     CoorsTek, Inc. Stock Option and Incentive Plan*

 10.3     CoorsTek, Inc. Executive Deferred Compensation Plan*

 10.4     Tax Sharing Agreement^

 10.5     Environmental Responsibility Agreement^

 10.6     Master Transition Materials and Services Agreement^

 10.7     Amended Salary Continuation Agreement for John K. Coors*

 10.8     Amended Salary Continuation Agreement for Joseph Coors, Jr.*

 10.9     Employment Agreement for John K. Coors*

 10.10    Employment Agreement for Joseph Coors, Jr.*

 10.11    Employment Agreement for Derek C. Johnson*

 10.12    Employment Agreement for Larry D. Murphy*

 10.13    Employment Agreement for Joseph G. Warren, Jr.*

 10.14    CoorsTek Revolving Credit and Term Loan Agreement

 21       List of Subsidiaries

 23       Consents

 27       Financial Data Schedule

--------
^    Filed with amendment to registration statement on Form 10 filed December 2,
     1999
* Filed with amendment to registration statement on Form 10 filed December 14, 1999

Reports on Form 8-K
-------------------
     Not applicable.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CoorsTek, Inc.

Date:  March 30, 2000                  By  /s/Joseph Coors, Jr.
     ---------------------------       ------------------------
                                           Joseph Coors, Jr.
                                           Chairman and Chief Executive Officer

Date:  March 30, 2000                  By  /s/John K. Coors
     ---------------------------       --------------------
                                           John K. Coors
                                           President

Date:  March 30, 2000                  By  /s/Joseph G. Warren, Jr.
     ---------------------------       ----------------------------
                                           Joseph G. Warren, Jr.
                                           Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 30, 2000                  By  /s/Joseph Coors, Jr.
     ---------------------------       ------------------------
                                           Joseph Coors, Jr.
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           and Director

Date:  March 30, 2000                  By  /s/John K. Coors
     ---------------------------       --------------------
                                           John K. Coors
                                           President and Director

Date:  March 30, 2000                  By  /s/David A. Coulter
     ---------------------------       -----------------------
                                           David A. Coulter
                                           Director

Date:  March 30, 2000                  By  /s/John E. Glancy
     ---------------------------       ---------------------
                                           John E. Glancy
                                           Director

Date:  March 30, 2000                  By  /s/John Markle, III
     ---------------------------       -----------------------
                                           John Markle, III
                                           Director

Date:  March 30, 2000                  By  /s/Donald E. Miller
     ---------------------------       -----------------------
                                           Donald E. Miller
                                           Director

Date:  March 30, 2000                  By  /s/Kimberly S. Patmore
     ---------------------------       --------------------------
                                           Kimberly S. Patmore
                                           Director

Date:  March 30, 2000                  By  /s/Robert L. Smialek
     ---------------------------       ------------------------
                                           Robert L. Smialek
                                           Director