Form 10-Q
period 2000-03-31
COORSTEK INC
filed 2000-05-15
CIK 1095603

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to                          .
                               -------------------    --------------------------
Commission file number:  0-20704

                                 CoorsTek, Inc.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 84-0178380
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

16000 TABLE MOUNTAIN PARKWAY,  GOLDEN, COLORADO            80403
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

     Yes [X]                     No [  ]

There were 7,178,027 shares of common stock outstanding as of May 1, 2000.

                          Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 COORSTEK, INC.

            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2000       1999
                                                             --------   --------

NET SALES                                                    $120,819   $ 76,579
Cost of goods sold                                             93,400     58,305
                                                             --------   --------
GROSS PROFIT                                                   27,419     18,274

Selling, general and administrative                            14,449      9,008
                                                             --------   --------
OPERATING INCOME                                               12,970      9,266

Interest expense, net                                           4,713        701
                                                             --------   --------

INCOME BEFORE INCOME TAXES                                      8,257      8,565
Income tax expense                                              3,055      3,355
                                                             --------   --------
NET INCOME                                                   $  5,202   $  5,210
                                                             ========   ========
OTHER COMPREHENSIVE EXPENSE:
     Foreign currency translation
        adjustments                                               239        235
                                                             --------   --------

COMPREHENSIVE INCOME                                         $  4,963   $  4,975
                                                             ========   ========

NET INCOME PER BASIC SHARE OF COMMON STOCK                   $    .73   $    .73
                                                             ========   ========

NET INCOME PER DILUTED SHARE OF COMMON STOCK                 $    .72   $    .72
                                                             ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                     7,143      7,143
                                                             ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                   7,220      7,220
                                                             ========   ========



                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                    --------       ------------
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $   4,645    $      --
   Accounts receivable, less allowance
     for doubtful accounts of $2,817 in
     2000 and $2,765 in 1999                           66,705       50,318
   Inventories:
     Raw materials                                     15,160       15,052
     Work in process                                   29,670       27,107
     Finished goods                                    33,283       30,856
                                                    ---------    ---------
   Total inventories                                   78,113       73,015
   Other assets                                        18,526       15,601
                                                    ---------    ---------
      TOTAL CURRENT ASSETS                            167,989      138,934

Properties, less accumulated depreciation
   of $192,666 in 2000 and  $187,598 in 1999          144,892      142,898
Goodwill, less accumulated amortization
   of $6,322 in 2000 and $5,718 in 1999                42,687       39,601
Other noncurrent assets                                 8,489        6,057
                                                    ---------    ---------
TOTAL ASSETS                                        $ 364,057    $ 327,490
                                                    =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of debt                       $   9,025    $   8,400
   Accounts payable                                    18,918       15,846
   Other current liabilities                           35,424       31,014
                                                    ---------    ---------
      TOTAL CURRENT LIABILITIES                        63,367       55,260

Long-term debt                                        217,267      191,600
Accrued postretirement benefits                        15,548       15,489
Other long-term liabilities                             3,464        5,753
                                                    ---------    ---------

TOTAL LIABILITIES                                     299,646      268,102
                                                    ---------    ---------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000
     shares authorized and 7,146,284 and
     7,141,984 shares issued and outstanding
     at March 31, 2000 and at December 31, 1999            72           72
Paid-in capital                                        57,862       57,802
Paid-in capital - warrants                              1,600        1,600
Retained earnings                                       5,202           --
Accumulated other comprehensive loss                     (325)         (86)
                                                    ---------    ---------
      TOTAL SHAREHOLDERS' EQUITY                       64,411       59,388
                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 364,057    $ 327,490
                                                    =========    =========

                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                            Three months ended
                                                                March 31,
                                                            2000         1999
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  5,202     $  5,210
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                           6,004        5,388
     Change in current assets and current
       liabilities and other:
       Accounts receivable                                 (15,928)      (5,767)
       Inventories                                          (5,120)       1,259
       Accounts payable                                      2,884        6,524
       Other                                                (6,958)      (1,289)
                                                          --------     --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (13,916)      11,325

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to properties                                  (6,907)      (1,548)
   Acquisitions, net of cash acquired                         (830)     (51,342)
   Other                                                       (54)        (247)
                                                          --------     --------
NET CASH USED IN INVESTING ACTIVITIES                       (7,791)     (53,137)
                                                          --------     --------


NET CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of debt                          26,292           --
    Issuance of stock                                           60           --
   Net capital contributions from Parent                        --       27,589
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   26,352       27,589
                                                          --------     --------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash
     equivalents                                             4,645      (14,223)
   Balance at beginning of period                               --       17,203
                                                          --------     --------
    Balance at end of period                              $  4,645     $  2,980
                                                          ========     ========



                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   EARNINGS PER SHARE

          Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for the first quarter of 1999 has been calculated using the weighted average shares outstanding for the first quarter of 2000.

Note 2.   ACQUISITIONS

          On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. ("Liberty") for approximately $4.0 million, payable on April 3, 2000. In conjunction with the transaction, CoorsTek entered into seven-year operating leases for the manufacturing equipment of Liberty. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $2.9 million is being amortized over 20 years. Liberty Machine, Inc., located in Fremont, California, manufactures metal parts and assemblies for the semiconductor, aerospace, analytical, and medical industries.

Note 3.   INDEBTEDNESS

          In December 1999, CoorsTek established a $270 million Credit Facility, which consists of a $95 million revolver and an $85 million Senior Term A facility, both maturing in five years, and a $90 million Senior Term B facility maturing in seven years (the "Credit Facility"). The Credit Facility is collaterallized by the accounts receivable and inventory of the Company. Currently, the interest rate on the revolver and Senior Term A is LIBOR plus 2% and the interest rate on the Senior Term B is LIBOR plus 2.75%. The interest rate spreads on the Credit Facility vary based upon the financial performance of the Company.

          The amount due under the Credit Facility was $226.3 million as of March 31, 1999. The required principal payments of the Term A and Term B of the Credit Facility are as follows:

     YEAR                          TERM A     TERM B       TOTAL
     ----                          ------     ------       -----
     2000                          $7,500       $900      $8,400
     2001                          10,000        900      10,900
     2002                          15,000        900      15,900
     2003                          25,000        900      25,900
     2004                          27,500        900      28,400
     2005                            --          900         900
     2006                            --       84,600      84,600
                                  -------    -------    --------
          Total                   $85,000    $90,000    $175,000
                                  =======    =======    ========


Note 4.   SEGMENT INFORMATION

          CoorsTek is comprised of two reportable segments: Semiconductor and Advanced Materials. In the Semiconductor segment, the Company manufactures, assembles and integrates ceramic, plastic and metal components for use in semiconductor manufacturing equipment. In the Advanced Materials segment, the Company manufactures and assembles engineered ceramic, plastic and metal products that provide customers with performance solutions that allow components to function in adverse environments, such as heat or pressure. The Advanced Materials' products are used in a wide range of industries such as telecommunications, aerospace, automotive, computer, and medical.

          The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. Generally, there are no intersegment transactions.

         The table below summarizes information about reportable segments, in thousands, for the quarters ended March 31:

                                    Net          Gross
                                   Sales         Profit
                                  --------       -------
2000

Semiconductor                      $53,576       $13,680
Advanced Materials                  67,243        13,739
                                  --------       -------
     Consolidated total           $120,819       $27,419
                                  ========       =======

1999

Semiconductor                      $13,188       $ 3,840
Advanced Materials                  63,391        14,434
                                   -------       -------
     Consolidated total            $76,579       $18,274
                                   =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     CoorsTek, Inc. ("CoorsTek") develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineered plastics and precision machined metals into components, assemblies and systems. CoorsTek is comprised of two reportable segments: Semiconductor and Advanced Materials.

         In the Semiconductor segment, the Company manufactures, assembles and integrates ceramic, plastic and metal components for use in semiconductor manufacturing equipment. In the Advanced Materials segment, the Company utilizes engineered ceramics, plastics and metals to provide customers with performance solutions that allow components to function in adverse environments, such as heat or pressure. The Advanced Materials' products are used in a wide range of industries such as telecommunications, aerospace, automotive, computer and medical.

     On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. ("Liberty") for approximately $4.0 million, payable on April 3, 2000. In conjunction with the acquisition, CoorsTek executed seven-year operating leases for substantially all of the manufacturing equipment of Liberty. Liberty, located in Fremont, California, manufactures parts and assemblies with complex geometry and dimensional tolerances for the semiconductor, aerospace, analytical and medical industries.

     During 1999, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"), now known as Graphic Packaging International Corporation. At the close of business on December 31, 1999, ACX distributed 100% of the shares of CoorsTek to ACX shareholders ("spin-off"). For 1999, ACX provided general management, legal, treasury, tax, internal audit, financial reporting and environmental services to CoorsTek. These ACX costs were allocated to CoorsTek in the form of an annual management fee. ACX also provided centralized cash management and allocated interest income or interest expense to CoorsTek based on cash balances.

RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 2000 were $120.8 million, an increase of $44.2 million or 57.8% from 1999. This increase in sales was primarily attributable to the Semiconductor segment. Specifically, the acquisition of Edwards Enterprises and Precision Technologies in March of 1999, the start of the Company's clean room assembly business in January 2000, and strong demand in the semiconductor equipment industry contributed to this growth. In addition, the Advanced Materials business grew approximately 6.0% in the first quarter of 2000 following stronger demand and pricing in certain product lines compared with the first quarter of 1999.

     Gross profit increased $9.1 million or 50.0% to $27.4 million for the first quarter of 2000 from $18.3 million for the first quarter of 1999. The acquisition of Edwards and Precision and strong demand in the semiconductor equipment industry fueled the growth. This increase in gross profit was partially offset by a slight decrease in gross profit in the Advanced Materials segment as a result of an unfavorable product mix, costs associated with new product development, and production inefficiencies experienced at certain facilities.

         Gross margin decreased to 22.7% for the first quarter of 2000 from 23.9% for the first quarter of 1999, in part because of the decrease in the gross profit of the Advanced Materials segment described above. The operating margin for the first quarter of 2000 decreased to 10.7% from 12.1% for the 1999 first quarter for the same reasons. The dilution of gross and operating margin is also attributable to the clean room assembly business started in January 2000, which has a lower margin than the historical Semiconductor segment business.

     Operating income for the first quarter of 2000 increased $3.7 million or 40.0% to $13.0 million compared with $9.3 million for the 1999 first quarter. The increase in operating income is primarily due to the increase in sales in the Semiconductor segment. Selling, general and administrative costs as a percent of sales remained relatively consistent at 12.0% for the 2000 first quarter compared with 11.8% for the 1999 first quarter. Selling, general and administrative expenses for 1999 included $1.3 million in management fees paid to ACX.

         Interest expense for the first quarter of 2000 was $4.7 million compared with $0.7 million for the first quarter of 1999. This increase resulted from a $200 million payment to ACX for a one-time dividend and intercompany obligations in conjunction with the spin-off and was funded under the Company's $270 million Credit Facility. (See the "Liquidity and Capital Resources" section for further discussion regarding the Company's Credit Facility.) In addition, interest expense has increased due to borrowings to fund working capital and capital expenditures, primarily in the Semiconductor segment, to support the sales increase.

     The consolidated effective tax rate was 37.0% for the first quarter 2000 compared with 39.2% for the first quarter of 1999. Foreign tax credit refunds realized during the first quarter of 2000 resulted in the effective tax rate change. CoorsTek expects the tax rate to approximate 37.5% for the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         CoorsTek's liquidity is comprised of both internally and externally generated sources and is used to fund short-term working capital requirements, capital expenditures, and acquisitions. At December 31, 1999, CoorsTek's working capital was $104.6 million with a current ratio of 2.65 to 1.

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

     At March 31, 2000, there was $226.3 million borrowed under the Credit Facility. The majority of the borrowings were used to pay ACX, on January 4, 2000, for intercompany obligations and a one-time dividend. The remainder of the borrowings was used to fund working capital and capital expenditures primarily in the Semiconductor segment. The unused portion of the revolver is expected to be used to fund working capital requirements, internal growth, acquisitions and capital expenditures. CoorsTek currently anticipates that no cash dividends will be paid on its common stock in the foreseeable future in order to conserve cash for the repayment of debt, future acquisitions and capital expenditures. In addition, such dividends are prohibited under the Credit Facility.

         Capital expenditures for the three months ended March 31, 2000 and 1999 were $6.9 million and $1.5 million, respectively. These capital expenditures were primarily used for the addition of production capacity, computerized manufacturing equipment, and enhancing existing computer systems. CoorsTek expects capital expenditures of $25.0 million in 2000, of which $12.0 to $15.0 million is expected to be for capacity and/or capability additions. Operating leases may also be used to finance additional capacity.

         The impact of inflation on CoorsTek's financial position and results of operations has been minimal and is not expected to adversely affect future results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CoorsTek to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the continued strength of the U.S. and key foreign economies, the relative position of the U.S. dollar related to key European and Asian currencies, the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, the ability of CoorsTek to maintain or increase sales to existing customers and capture new business and CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its track record for new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, automotive and electronics and other factors. CoorsTek's ability to successfully execute its assembly business initiative is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has substantial borrowings with adjustable interest rates, its net income is sensitive to fluctuation in short-term interest rates. In addition, investors should note that CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by ACX and its ability to attract and maintain employees at all levels of the organization could materially impact the future results, performance or financial condition of the Company.

          These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of CoorsTek, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2000, may not be indicative of results that may be expected for the year ending December 31, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates will impact the earnings of CoorsTek.
---------------------------------------------------------------

          CoorsTek has approximately $226.3 million of floating interest rate debt as of May 1, 2000. As interest rates fluctuate, CoorsTek may experience interest increases, which may materially impact financial results. For example, if interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of $2.3 million dollars.

Changes in the  relationship  between the U.S. dollar and foreign currencies may
--------------------------------------------------------------------------------
impact the earnings of CoorsTek.
--------------------------------

          For the quarters ended March 31, 2000 and 1999, approximately 3% of CoorsTek's revenue was generated by its operations in Scotland and Korea. CoorsTek sells products directly through its subsidiaries in Scotland and Korea and through domestic channels that have end-user customers located outside the United States. CoorsTek uses the U.S. dollar as its functional currency, except for the operations in Scotland and Korea. The assets and liabilities of these two foreign operations are translated into U.S. dollars at an exchange rate in effect at the period end date. Income and expense items are translated at the year-to-date average rate. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by CoorsTek's international operations in Scotland and Korea. Periodically, CoorsTek hedges the dollar against foreign currencies used in certain markets in order to mitigate the effects of adverse currency fluctuations when sales are made in the foreign currency. The strength of the dollar relative to the currency of our customers or competitors may have a material effect on CoorsTek's profit margins or sales to international customers.

                                     Part II

(a)  Exhibits:

EXHIBIT
NUMBER                              DOCUMENT DESCRIPTION

27                                 Financial Data Schedule

(b)  Reports on Form 8-K

          There were not reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CoorsTek, Inc.

Date:  May 15, 2000                            By: /s/ Joseph Coors, Jr.
       -----------------------------               ------------------------
                                                   Joseph Coors, Jr.
                                                   Chairman and Chief Executive
                                                   Officer


Date:  May 15, 2000                            By: /s/ Joseph G. Warren, Jr.
       -----------------------------                ----------------------------
                                                    Joseph G. Warren, Jr.
                                                    Chief Financial Officer and
                                                    Treasurer