Form 10-K405/A
period 1999-12-31
COORSTEK INC
filed 2000-06-23
CIK 1095603

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ________________.

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

     CoorsTek, Inc., together with its subsidiaries, is hereinafter sometimes referred to as "CoorsTek" or as the "Company." CoorsTek is filing this Form 10-K/A for the purpose of correcting certain information contained in Items 11 and 13 of the Form 10-K filed by CoorsTek on March 30, 2000. Accordingly, that information is hereby deleted in its entirety and replaced with the information contained in this Form 10-K/A.

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

Summary Compensation Table

   The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the past three years. These officers are sometimes referred to herein as the named executive officers.

                                                                          Long-Term
                                                                     Compensation/Awards
                                                                   -----------------------
                                   Annual Compensation
                              ------------------------------------ Restricted  Securities
                                                      Other Annual   Stock     Underlying   All other
                               Salary      Bonus      Compensation  Award(s)  Options/SARs Compensation
   Name and Position            ($)        ($)(1)        ($)(2)      ($)(3)       (#)         ($)(4)
   -----------------           ------     --------    ------------ ---------- ------------ ------------
Joseph Coors, Jr. (5)... 1999 $510,000    $200,000                              162,000      $14,018
 Chairman and Chief      1998  485,000     305,550                               34,875       12,705
 Executive Officer       1997  460,000     479,780       $3,236                   8,438        8,659
John K. Coors........... 1999  247,499     198,000        6,267                  74,250        3,040
 President               1998    (6)
                         1997
Derek C. Johnson........ 1999  195,554     146,520          239                  32,344        2,159
 Executive Vice
  President              1998  163,269     105,000        5,124                   4,500          173
 of Sales and Marketing  1997  144,546     150,000                                5,625        1,445
 and Operations
Katherine A. Resler..... 1999   52,000(7)   60,000(8)                            27,563        3,449
 General Counsel and     1998
 Secretary               1997
Joseph G. Warren, Jr.... 1999   92,308(7)   91,000(8)       759                  28,125       87,383(9)
 Chief Financial Officer 1998
 and Treasurer           1997

--------
(1) Bonuses shown were the total bonuses paid for each year and were paid 100% in cash.
(2) Amounts shown are reimbursements during the year for taxes.
(3) Stock units were granted on October 1, 1994 in an amount approximately equal to CoorsTek's liability as of January 1, 1994 for the benefit due certain named executives under salary continuation agreements. The stock units replace CoorsTek's cash liability and tie the eligible named executive's post-retirement benefit to stock value. The stock units are payable in full upon retirement at age 60 or after. The stock units are 50% vested at age 50 with 10 years of service, and the remaining 50% vests in 5% increments between ages 51 and 60. The number of stock units granted, the percentage vested at year end 1999 and the market value as of March 31, 2000, respectively, were: Joseph Coors, Jr.--36,018 units, 90% vested, valued at $1,449,725 and John K. Coors--10,213 units, 0% vested, valued at $411,073.
(4) Other Compensation includes the value of term life insurance benefiting the executive and the employer's contribution to the 401(k) plan, respectively, as follows: Joseph Coors, Jr. $10,018 and $4,000; John K. Coors $1,440 and $1,600; Derek C. Johnson $459 and $1,700; Katherine A. Resler $0 and
    $3,449; and Joseph G. Warren, Jr. $1,460 and $923.
(5) Joseph Coors, Jr. was President and Chief Executive Officer of Graphic Packaging International Corporation during 1997, 1998 and 1999, and all amounts shown were paid by Graphic Packaging.
(6) Mr. Coors was elected President as of October 1998. His total annual salary and bonus for 1998 did not exceed $100,000.
(7) Ms. Resler and Mr. Warren were elected officers of Coorstek and became employees of CoorsTek as of September 1999 and August 1999, respectively. The salary amounts include actual amounts paid during 1999 and are based on an annual salary of $156,000 for Ms. Resler and $240,000 for Mr. Warren.
(8) In addition to the annual cash bonus described in footnote (1) above, this amount also includes a one-time bonus of $25,000 as a result of Ms.
    Resler's and Mr. Warren's election as an officer of CoorsTek.
(9) Other Compensation includes a one-time allowance for moving expenses of $85,000.

Option/SAR Grants in Last Year

   The following table provides information regarding grants of options to purchase shares of common stock of Graphic Packaging International Corporation, formerly named ACX Technologies, Inc., made during 1999, which were converted to CoorsTek options as of the spin-off of CoorTek from Graphics Packaging on December 31, 1999. The exercise price for each of the converted options was based on the respective relative fair market values of the Graphic Packaging common stock price of $10.6875 before the spin-off and CoorsTek's common stock price of $19.00 after the spin-off. The converted options were originally granted at the fair market value of Graphic Packaging common stock on the grant date, and have the same terms and conditions as the original Graphic Packaging options, including the expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale of stock.

                                          Individual Grants
                          --------------------------------------------------
                            Number of     % of Total
                            Securities   Options/SARs
                            Underlying    Granted to  Exercise or             Grant Date
                           Options/SARs  Employees in Base Price  Expiration Present Value
          Name            Granted (#)(1)     Yr.        ($/Sh)       Date       ($)(2)
          ----            -------------- ------------ ----------- ---------- -------------
Joseph Coors, Jr. ......     162,000         31.9%      $24.44     2/09/09    $2,280,960

John K. Coors...........      64,969                     24.44     2/09/09       914,764
                               9,281                     22.11     8/31/09       118,147
                             -------
                              74,250         14.6%

Derek C. Johnson........      27,000                     24.44     2/09/09       380,160
                               5,344                     22.11     8/31/09        68,029
                             -------
                              32,344          6.4%

Katherine A. Resler.....      17,719                     24.44     2/09/09       249,484
                               9,844                     22.11     8/31/09       125,314
                             -------
                              27,563          5.4%

Joseph G. Warren, Jr. ..      28,125          5.5%       22.11     8/31/09       358,031

--------
(1) The number of options granted during 1999 was based on three times the number of options normally granted on an annual basis, and therefore, optionees are not eligible for another annual grant until 2002. The options vest 100% upon the fifth anniversary of the grant date but vesting is accelerated if certain stock price criteria have been met. These options are 100% vested and are exercisable until the tenth anniversary of the grant date.
(2) Values indicated are an estimate based on the Black-Scholes option pricing model using the following assumptions: (a) 30.8% stock price volatility based on the average stock price volatility of the companies included in the S&P Manufacturing (Diversified/Industrials) Index; (b) 6.66% risk-free rate of return for the February 1999 grants and 6.65% risk-free rate of return for the August 1999 grants; (c) zero dividend yield; (d) anticipated exercising at the end of the option term; and (e) no adjustment for non-transferability or risk of forfeiture. The actual value realized will be determined by the excess of the stock price over the exercise price on the date the option is exercised. There is no certainty the actual value realized will be at or near the value estimated by the Black-Scholes option pricing model.

Aggregated Option/SAR Exercises in Last Year and Year-End Option/SAR Values

                                                   Number of Securities           Value of Unexercised In-the-
                            Shares                Underlying Unexercised              Money Options/SARs at
                           Acquired    Value   Options/SARs at 12/31/99 (#)              12/31/99 ($)(1)
                          On Exercise Realized --------------------------------   ----------------------------------
          Name                (#)       ($)     Exercisable      Unexercisable     Exercisable        Unexercisable
          ----            ----------- -------- --------------   ---------------   --------------     ---------------
Joseph Coors, Jr. ......       --        --             366,656           188,063                 --                  --
John K. Coors...........       --        --              29,432            91,126                 --                  --
Derek C. Johnson........       --        --               6,375            37,219                 --                  --
Katherine A. Resler.....       --        --               2,250            29,252                 --                  --
Joseph G. Warren, Jr. ..       --        --                  --            28,125                 --                  --

--------
(1) Value of unexercised options equals market value of the shares, $18.00, underlying in-the-money options at January 3, 2000, less the exercise price, times the number of in-the-money options outstanding.

Retirement Plan

   The board of directors of Graphic Packaging approved the spin-off of the assets and liabilities of the Graphic Packaging Retirement Plan attributable to CoorsTek's current and former employees and the current and former employees of CoorsTek's subsidiaries into a separate retirement plan, effective August 31, 1999. The assets of CoorsTek's retirement plan are held in trust. The provisions of CoorsTek's retirement plan are substantially the same as the provisions applicable to CoorsTek's portion of the Graphic Packaging Retirement Plan and are administered by an administrative committee appointed by CoorsTek's board of directors.

   The retirement benefit is generally based on length of service and average monthly compensation. The compensation calculation takes into account the total base compensation, including commissions, overtime pay and amounts deferred by the employee under CoorsTek's plans pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended, but excluding profit sharing pay and cash bonuses. Average monthly compensation is determined by using the average of the highest 36 consecutive months out of the last ten years, including years with Graphic Packaging and its subsidiaries and Adolph Coors Company and its subsidiaries.

   The normal annual retirement benefit equals 1.25% of average annual compensation times years of service (maximum of 25 years), plus 0.5% of average annual compensation in excess of covered compensation times years of service (maximum of 25 years), plus 0.5% of average annual compensation times years of service in excess of 25 years, plus, beginning in 1996, the sum of 1.5% of bonus pay for each plan year (not to exceed 25% of base pay). Covered compensation is generally based on an average of the Social Security taxable wage bases in effect during the 35 years ending with the calendar year in which the employee's social security retirement age occurs. Years of service includes years of service with Graphic Packaging and its subsidiaries (and Adolph Coors Company and its subsidiaries with respect to certain employees).

   Unreduced normal retirement benefits are payable under the Retirement Plan at (1) age 65, regardless of years of service or (2) any time after age 60 provided age plus years of vesting service total at least 90. The benefit accrued under the pension formula set forth above is in the form of a straight life annuity. An employee with at least ten years of vesting service who retires prior to normal retirement date is eligible for a retirement benefit, at reduced rates, provided the employee is at least age 55.

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

   The maximum permissible benefit under ERISA from the qualified Retirement Plan for 1999 was $130,000. In addition, the maximum compensation for 1999 that may be used in determining benefits from the qualified Retirement Plan is $160,000. Our Executive Deferred Compensation Plan provides for the benefits that are not payable from the Retirement Plan because of these two limitations. The amounts shown in this table include the benefits payable under the Executive Deferred Compensation Plan because of these two limitations.

Pension Plan

                                        Years of Service
                    --------------------------------------------------------------------
Remuneration(1)        15             20             25             30             35
---------------     --------       --------       --------       --------       --------
   $125,000         $ 32,813       $ 43,750       $ 54,688       $ 65,625       $ 68,750
    150,000           39,375         52,500         65,625         78,750         82,500
    175,000           45,938         61,250         76,563         91,875         96,250
    200,000           52,500         70,000         87,500        105,000        110,000
    225,000           59,063         78,750         98,438        118,125        123,750
    250,000           65,625         87,500        109,375        131,250        137,500
    275,000           72,188         96,250        120,313        144,375        151,250
    300,000           78,750        105,000        131,250        157,500        165,000
    325,000           85,313        113,750        142,188        170,625        178,750
    350,000           91,875        122,500        153,125        183,750        192,500
    375,000           98,438        131,250        164,063        196,875        206,250
    400,000          105,000        140,000        175,000        210,000        220,000
    425,000          111,563        148,750        185,938        223,125        233,750
    450,000          118,125        157,500        196,875        236,250        247,500
    475,000          124,688        166,250        207,813        249,375        261,250
    500,000          131,250        175,000        218,750        262,500        275,000
    525,000          137,813        183,750        229,688        275,625        288,750
    550,000          144,375        192,500        240,625        288,750        302,500
    575,000          150,938        201,250        251,563        301,875        316,250

--------
(1) As of year-end 1999, average annual compensation covered by CoorsTek's Retirement Plan, which is equal to the highest average salary amount over a consecutive 36 month period in the last 10 years, and credited years of service, including previous compensation and years of service with CoorsTek's subsidiaries, Graphic Packaging and its subsidiaries and Adolph Coors Company and its subsidiaries, for the named executives are as follows:
    Joseph Coors, Jr.--$466,808 and 22 years; John K. Coors--$174,152 and 20 years; Derek C. Johnson--$125,600 and 14 years; Katherine A. Resler--$89,983 and 8 years and Joseph G. Warren, Jr.--$152,000 and 18 years.

Executive Incentive Compensation

 Stock Option and Incentive Plan

   The Company has adopted the Stock Option and Incentive Plan which allows it to issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, performance awards and annual incentive awards. Under this plan, awards may be granted to CoorsTek's employees and directors and to anyone else whose participation in the plan is determined to be in CoorsTek's best interest. The Company reserved 2,194,699 shares of common stock for issuance under this plan. Stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as well as options that do not qualify as incentive stock options, may be granted under this plan. The exercise price of each option is determined by the compensation committee but may not be less than 100% of the fair market value of CoorsTek's common stock on the date of grant, unless the stock options are granted in lieu of cash compensation forfeited by the participant, in which case the exercise price will be discounted by the amount of cash compensation surrendered. CoorsTek's board of directors has delegated authority to its compensation committee to take all actions and make all determinations necessary or appropriate under this plan, including the grant of awards consistent with the terms of the plan.

 Executive Deferred Compensation Plan

   CoorsTek has adopted the Executive Deferred Compensation Plan which provides for the deferral of up to 100% of an eligible employee's bonus and annual salary. The amounts deferred are first invested as a contribution to the Company's 401(k) plan until the maximum elective contribution permitted by the 401(k) plan is met. Additional amounts may also be deferred in investments established by the board. Eligible employees must elect to participate in this plan at least 30 days prior to the commencement of the year in which the compensation to be deferred is earned. An election to defer earnings must be made for a period of no less that 24 months from the date the amount would otherwise have been paid. Payments of deferred earnings may be made in a lump sum or in pro-rata annual installments for a period not to exceed ten years from the date the participant's employment is terminated. This plan also provides for the payment of a benefit if the pension payable to the participant from the Company's retirement plan is limited by either Internal Revenue Code Section 415 or 410(a)(17). To the extent a benefit is provided to the participant under this plan because of limits imposed by Code Section 401(a)(17), it will be reduced by the amount of the participant's Section 415 benefit.

Employee Stock Purchase Plan

   CoorsTek has adopted the Employee Stock Purchase Plan which allows the Company's employees to purchase shares of the Company's common stock. This plan is intended to qualify under Section 423 of the Internal Revenue Code. The Company's compensation committee, as plan administrator, has full authority to adopt administrative rules and procedures and to interpret the provisions of this plan. All of the Company's full-time employees are eligible to participate provided they have been employed at least three months prior to the initial offering period in which they participate. Under the plan, shares will be purchased through payroll deductions accumulated during a series of offering periods which are currently six months in duration but may be changed by the compensation committee. The price of each share of common stock purchased under the plan will be determined by the committee, but will not be less than 85% of the fair market value of the stock: (1) on the first trading day of the offering period, or (2) on the last trading day of the offering period. CoorsTek has reserved 500,000 shares of the Company's common stock for issuance under this plan.

Employment Contracts, Termination of Employment, Salary Continuation and Change-in-Control Arrangements

   CoorsTek has employment contracts with all of the named executive officers for a three-year period. Under the contracts, the executives receive their annual salary as indicated in the Summary Compensation Table and a $25,000 signing bonus and are eligible to participate in the Company's Stock Option and Incentive Plan. Upon termination; the executive receives:

   . nothing if terminated for cause;

   . the greater of the remaining term of the agreement or one year's salary if termination is not for cause, but two years salary if termination is due to a Change of Control (as defined in our Stock Option and Incentive Plan); and

   . a gross up amount if certain excise tax payments are triggered.

   Compensation received by the Company's named executive officers upon retirement includes normal retirement benefits and, for the Company's Chief Executive Officer and President, a number of shares of stock granted under salary continuation agreements. The shares are payable in full upon retirement at age 60 or after. Additionally, the shares are 50% vested at age 50 with 10 years of service and the remaining 50% vest in 5% increments between ages 51 and 60.

   In the case of a Change of Control, the Company's compensation plans will be affected as follows:

   . under the Stock Option and Incentive Plan, all outstanding options will become exercisable in full, all stock units will become payable in full and prorated bonuses will be calculated and paid, if earned;

    . under the Executive Deferred Compensation Plan, distributions of deferred amounts will be made in a lump sum within 90 days after the Change of Control; and

    . under the salary continuation agreements, stock units vest 100% without regard to the executive's age or service.

   The definition of "Change of Control" for these purposes is as follows:

    . if beneficial ownership of 50% or more of either the outstanding shares of CoorsTek's common stock or the combined voting power of CoorsTek's voting stock is acquired by persons or entities not related to CoorsTek without consent of CoorsTek's current board;

    . upon the election of individuals constituting a majority of CoorsTek's board who were either not members prior to their election or not recommended to the stockholders by CoorsTek's board;

    . upon a merger, consolidation or sale of all or substantially all of the Company's assets, where upon (a) at least 50% of the outstanding shares of the Company's common stock and of the combined voting power of voting securities are not held in the same proportion, and by the same persons as the beneficial owners prior to such event, (b) at least 35% of the Company's common stock is held by a person that did not hold such amount prior to the event, and (c) a majority of the Company's current board did not survive the event; or

    . upon approval by the Company's stockholders of the Company's complete liquidation or dissolution.

Item 13.  Related Partner Information

   In the past, CoorsTek has engaged in various transactions with Graphic Packaging. These transactions, which included Graphic Packaging's financial support of the Company, ceased at the time of the spin-off. CoorsTek has entered into contracts with Graphic Packaging that govern certain relationships between us and Graphic Packaging, including the Distribution Agreement, under which the spin-off was effected, and the agreements described below. The Company believes that these agreements contain fair market provisions and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

   The Distribution Agreement and the other agreements described below are included as exhibits to the Company's registration statement on Form 10.

Tax Sharing Agreement

   CoorsTek and its subsidiaries, and Graphic Packaging and its subsidiaries, are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the Company's business for tax years prior to the spin-off and with respect to certain of the Company's tax attributes after the spin-off. In general, Graphic Packaging is responsible for filing federal and state tax returns and paying the associated taxes for periods through the date of the Company's spin-off. CoorsTek will reimburse Graphic Packaging for the portion of such taxes relating to CoorsTek's business. CoorsTek is responsible for filing returns and paying taxes related to our business for periods beginning on or after the date of the Company's spin-off. CoorsTek has agreed with Graphic Packaging to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

   The tax sharing agreement is also designed to preserve the status of the spin-off as a tax-free distribution. In connection with the spin-off, Graphic Packaging obtained a private letter ruling from the Internal Revenue Service to the effect that the spin-off was tax-free to Graphic Packaging and its shareholders. In connection with the private letter ruling and the tax sharing agreement, CoorsTek and Graphic Packaging have agreed to abstain from certain actions for a two year period after the spin-off (described below), and CoorsTek has agreed to incur additional indebtedness to finance acquisitions in the year after the spin-off. Since the date of the spin-off a variety of factors have changed, both within the Company and in the markets the Company serves, that may make it impractical for CoorsTek to complete such acquisitions. However, CoorsTek believes that the spin-off will continue to qualify for tax-free treatment. CoorsTek currently plans to apply to the Internal Revenue Service for a supplemental private letter ruling to reflect these changed conditions. CoorsTek has agreed to indemnify Graphic Packaging for any damages that are a result of CoorsTek's actions causing the spin-off to become a taxable transaction.

   CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless CoorsTek first provides Graphic Packaging with a ruling from the Internal Revenue Service or an opinion of tax counsel acceptable to Graphic Packaging that the transaction will not adversely affect the tax-free characterization of the spin-off. The transactions subject to these restrictions, which are not expected to materially affect the Company's operating flexibility, consist of the Company's liquidation, merger or consolidation, the Company's redemption of certain amounts of the Company's stock, sales of assets out of the ordinary course of business, discontinuance of certain businesses and certain issuances of the Company's common stock. By its terms, the tax sharing agreement terminates when the statutes of limitations under applicable tax laws expire.

Transitional Services and Other Agreements

   In the past, Graphic Packaging and CoorsTek provided services for each other such as insurance administration, joint purchasing and telecommunications services. CoorsTek and its respective subsidiaries will enter into one or more transitional service agreements, for up to one year following the date of the spin-off, with Graphic Packaging to provide services by the parties, if necessary. These agreements, individually or collectively, would not be material to the Company's business.

   CoorsTek has agreed with Graphic Packaging to enter or cause our respective subsidiaries to enter into a joint defense agreement in the event both Graphic Packaging and CoorsTek may be involved in litigation, and have entered into an environmental responsibility agreement allocating responsibility for environmental liabilities if they are incurred. CoorsTek has agreed with Graphic Packaging to give each other notice and to cooperate with respect to any such environmental matter and have agreed to indemnify each other for our respective environmental practices under the environmental responsibility agreement. Any joint defense agreement would provide for management of the proceeding and allocation of related costs, liabilities and recoveries. The stated terms of any joint defense agreement that may be entered into would typically be tied to the duration of the litigation that is the subject matter of the agreement.

Loans to Management

   The Company loaned $100,000 to Joseph G. Warren, Jr. in August 1999 in connection with his relocation from Phoenix, Arizona to Golden, Colorado as a result of his becoming CoorsTek's chief financial officer. The interest-free loan enabled Mr. Warren to purchase a home in Colorado prior to the sale of his former home in Arizona. Mr. Warren repaid the entire amount in October 1999.

                                   Signatures
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CoorsTek, Inc.

Date:   June 23, 2000                    By /s/ Joseph G. Warren, Jr.
     ------------------------------      -----------------------------
                                                Joseph G. Warren, Jr.
                                                Chief Financial Officer and
                                                Treasurer