Form 10-K405/A
period 1999-12-31
COORSTEK INC
filed 2000-07-17
CIK 1095603

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-K405/A2

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

     CoorsTek, Inc., together with its subsidiaries, is hereinafter sometimes referred to as "CoorsTek" or as the "Company." CoorsTek is filing this Form 10-K405/A2 for the purpose of correcting certain information contained in Item 11 of the Form 10-K405/A filed by CoorsTek on June 23, 2000. Accordingly, that information is hereby deleted in its entirety and replaced with the information contained in this Form 10-K405/A2.

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

Option/SAR Grants in Last Year

   The following table provides information regarding grants of options to purchase shares of common stock of Graphic Packaging International Corporation, formerly named ACX Technologies, Inc., made during 1999, which were converted to CoorsTek options as of the spin-off of CoorsTek from Graphics Packaging on December 31, 1999. The exercise price for each of the converted options was based on the respective relative fair market values of the Graphic Packaging common stock price of $10.6875 before the spin-off and CoorsTek's common stock price of $19.00 after the spin-off. The converted options were originally granted at the fair market value of Graphic Packaging common stock on the grant date, and have the same terms and conditions as the original Graphic Packaging options, including the expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale of stock.

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

--------
(1) As of year-end 1999, average annual compensation covered by CoorsTek's Retirement Plan, which is equal to the highest average salary amount over a consecutive 36 month period in the last 10 years, and credited years of service, including previous compensation and years of service with CoorsTek's subsidiaries, Graphic Packaging and its subsidiaries and Adolph Coors Company and its subsidiaries, for the named executives are as follows:
    Joseph Coors, Jr.--$485,000 and 23 years; John K. Coors--$174,152 and 20 years; Derek C. Johnson--$167,667 and 16 years; Katherine A. Resler--$89,983 and 8 years and Joseph G. Warren, Jr.--$152,000 and 18 years.

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

Date:   July 17, 2000                    By /s/ Joseph G. Warren, Jr.
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

                                         CoorsTek, Inc.

Date:   July 17, 2000                    By
     ------------------------------      -----------------------------
                                                Joseph G. Warren, Jr.
                                                Chief Financial Officer and
                                                Treasurer