Form 10-Q
period 2000-06-30
COORSTEK INC
filed 2000-08-15
CIK 1095603

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                          .
                               -------------------    -------------------------

                        Commission file number: 0-20704

                                 COORSTEK, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              84-0178380
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

16000 TABLE MOUNTAIN PARKWAY, GOLDEN, COLORADO          80403
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

     Yes [X]                     No [  ]

There were 10,196,067 shares of common stock outstanding as of August 1, 2000.

                          Part I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 COORSTEK, INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                  Three months ended                Six months ended
                                                       June 30,                         June 30,
                                                  -------------------              -------------------
                                                  2000         1999                2000         1999
                                                  ----         ----                ----         ----

NET SALES                                       $ 127,371    $ 95,411           $ 248,190    $ 171,990
Cost of goods sold                                 97,558      71,646             190,958      129,951
                                                ---------    --------           ---------    ---------
GROSS PROFIT                                       29,813      23,765              57,232       42,039

Selling, general and administrative                15,943      13,180              30,393       22,188
                                                ---------    --------           ---------    ---------
OPERATING INCOME                                   13,870      10,585              26,839       19,851

Interest expense, net                               4,916       1,602               9,629        2,303
                                                ---------    --------           ---------    ---------
INCOME BEFORE INCOME TAXES                          8,954       8,983              17,210       17,548
Income tax expense                                  3,311       3,137               6,365        6,492
                                                ---------    --------           ---------    ---------
NET INCOME                                          5,643       5,846              10,845       11,056
                                                ---------    --------           ---------    ---------
OTHER COMPREHENSIVE EXPENSE:
  Foreign currency translation adjustments            776         196               1,015          431
                                                ---------    --------           ---------    ---------
COMPREHENSIVE INCOME                            $   4,867    $  5,650           $   9,830    $  10,625
                                                =========    ========           =========    =========

NET INCOME PER BASIC SHARE OF COMMON STOCK      $    0.79    $   0.82           $    1.52    $    1.54
                                                =========    ========           =========    =========
NET INCOME PER DILUTED SHARE OF COMMON STOCK    $    0.76    $   0.79           $    1.48    $    1.51
                                                =========    ========           =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         7,170       7,170               7,157        7,157
                                                =========    ========           =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED       7,442       7,442               7,334        7,334
                                                =========    ========           =========    =========





                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.
                        CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                         June 30,   December 31,
                                                           2000         1999
                                                         -------    ------------
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $     242    $       -
   Accounts receivable, less allowance for doubtful
     accounts of $2,731 in 2000 and $2,765 in 1999          64,462       50,318
   Inventories:
     Raw materials                                          17,223       15,052
     Work in process                                        30,124       27,107
     Finished goods                                         33,150       30,856
                                                         ---------    ---------
   Total inventories                                        80,497       73,015
   Other assets                                             19,533       15,601
                                                         ---------    ---------
           TOTAL CURRENT ASSETS                            164,734      138,934

Properties, net                                            146,326      142,898
Goodwill, less accumulated amortization of
  $6,972 in 2000 and $5,718 in 1999                         42,298       39,601
Other noncurrent assets                                      6,814        6,057
                                                         ---------    ---------
Total assets                                             $ 360,172    $ 327,490
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of debt                            $ 116,660    $   8,400
   Accounts payable                                         18,105       15,846
   Other current liabilities                                36,549       31,014
                                                         ---------    ---------
           TOTAL CURRENT LIABILITIES                       171,314       55,260

Long-term debt                                              99,340      191,600
Accrued postretirement benefits                             15,571       15,489
Other long-term liabilities                                  3,937        5,753
                                                         ---------    ---------
Total liabilities                                          290,162      268,102
                                                         ---------    ---------
SHAREHOLDERS' EQUITY:
Commonstock, $0.01 par value, 100,000,000 shares
   authorized, 7,196,723 shares issued in 2000
   and 7,141,984 shares issued in 1999                          72           72
Paid-in capital                                             58,594       57,802
Paid-in capital - warrants                                   1,600        1,600
Retained earnings                                           10,845            -
Accumulated other comprehensive loss                        (1,101)         (86)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                  70,010       59,388
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 360,172    $ 327,490
                                                         =========    =========

                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    (In thousands)
                                                             Six months ended
                                                                  June 30,
                                                             2000        1999
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 10,845    $ 11,056
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            12,122      12,090
    Change in current assets and current
      liabilities and other:
        Accounts receivable                                 (13,686)     (8,289)
        Inventories                                          (7,504)       (865)
        Accounts payable                                      2,070       2,319
        Other                                                (2,283)      6,480
                                                           --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,564      22,791
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to properties                                 (14,585)     (3,971)
    Acquisitions, net of cash acquired                       (4,250)    (55,008)
    Other                                                       172        (342)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (18,663)    (59,321)
                                                           --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of debt                           20,200           -
    Payments on debt                                         (4,200)          -
    Issuance of stock                                         1,341           -
    Net capital contributions from Parent                         -      19,327
                                                           --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    17,341      19,327
                                                           --------    --------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash
      equivalents                                               242     (17,203)
    Balance at beginning of period                                -      17,203
                                                           --------    --------
    Balance at end of period                               $    242         $ -
                                                           ========    ========



                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   EARNINGS PER SHARE

          Prior to December 31, 1999, CoorsTek was a privately owned company and its capital structure was not indicative of the current structure. As such, earnings per share for the three months and six months ended June 30, 1999 have been calculated using the weighted average shares outstanding for the three months and six months ended June 30, 2000, respectively.

NOTE 2.   BASIS OF PRESENTATION

          The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1999 and in the Company's Form S-1 which was filed on July 19, 2000.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE 3.   ACQUISITIONS

          On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. ("Liberty") for approximately $4.0 million. In conjunction with the transaction, CoorsTek entered into seven-year operating leases for the manufacturing equipment of Liberty. The acquisition was accounted for under the purchase method of accounting, and goodwill of approximately $2.9 million is being amortized over 20 years. Liberty Machine, Inc., located in Fremont, California, manufactures metal parts and assemblies for the semiconductor, aerospace, analytical, and medical industries.

NOTE 4.   SUBSEQUENT EVENT

          On July 20, 2000, CoorsTek sold 3.0 million shares of common stock in a follow-on public offering. The Company used the net proceeds of $113.3 million to repay debt incurred in conjunction with the $270.0 million Credit Facility established in December 1999. Net proceeds were used to repay $78.8 million of the Senior Term A facility and $6.2 million of the Senior Term B facility, as required by the Credit Facility agreement. Additionally, the revolving credit facility was reduced $28.3 million. CoorsTek granted to the underwriters of the follow-on public offering an over allotment option to purchase an additional 450,000 shares of CoorsTek common stock. If the underwriters exercise the entire option by August 18, 2000, CoorsTek will receive additional net proceeds of approximately $17.0 million which will also be used to reduce the borrowings under the Company's Credit Facility.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

          On August 12,1999, five current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. The plaintiffs are seeking class certification, which the Company is resisting based on the distinctions among their respective claims. CoorsTek's preliminary evaluation indicates the case is largely without merit, however, sufficient information is not available to determine the ultimate outcome or any potential liability related to these claims.

NOTE 6.   SEGMENT INFORMATION

          CoorsTek is comprised of two reportable segments: Semiconductor and Advanced Materials. In the Semiconductor segment, the Company manufactures, assembles and integrates ceramic, plastic and metal components for use in semiconductor manufacturing equipment. In the Advanced Materials segment, the Company manufactures and assembles engineered ceramic, plastic and metal products that provide customers with performance solutions that allow components to function in adverse environments, such as heat or pressure. The Advanced Materials' products are used in a wide range of industries such as telecommunications, aerospace, automotive, electronics, and medical.

          The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. Generally, there are no intersegment transactions.

         The table below summarizes information about reportable segments, in thousands, for the three months ended June 30:

                                    Net        Gross
                                   Sales       Profit
                                 ---------    --------
2000

Semiconductor                    $  57,822    $ 14,163
Advanced Materials                  69,549      15,650
                                 ---------    --------
     Consolidated total          $ 127,371    $ 29,813
                                 =========    ========

1999

Semiconductor                    $  30,817    $  8,631
Advanced Materials                  64,594      15,134
                                 ---------    --------
     Consolidated total          $  95,411    $ 23,765
                                 =========    ========

         The table below summarizes information about reportable segments, in thousands, for the six months ended June 30:

                                    Net        Gross
                                   Sales       Profit
                                 ---------    --------
2000

Semiconductor                    $ 111,398    $ 27,843
Advanced Materials                 136,792      29,389
                                 ---------    --------
     Consolidated total          $ 248,190    $ 57,232
                                 =========    ========

1999

Semiconductor                     $ 44,005    $ 12,471
Advanced Materials                 127,985      29,568
                                 ---------    --------
     Consolidated total          $ 171,990    $ 42,039
                                 =========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     CoorsTek, Inc. ("CoorsTek") is a leading designer and manufacturer of components and integrated assemblies for semiconductor capital equipment and for telecommunications, electronics, automotive, medical and other industrial applications. The Company uses advanced materials such as precision-machined metals, technical ceramics and engineered plastics to design solutions that enable the customers' products to overcome technological barriers and enhance performance.

     In January of 2000, CoorsTek began to provide clean room assembly services for a major semiconductor capital equipment customer to enhance the Company's ability to provide integrated solutions from product design and prototyping to manufacturing and assembly. These services include assembling various components, some of which are manufactured by the Company, for inclusion in the customer's highly sophisticated and complex machinery. Compared with the Company's historical semiconductor business, the assembly services have lower gross margins but significantly lower capital requirements.

     CoorsTek recognizes revenue when products are shipped or services have been rendered. The Company sells products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. CoorsTek generates sales through direct sales employees, manufacturers' representatives and distributors located throughout the U.S., Asia and Europe.

     On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. ("Liberty") for approximately $4.0 million. In conjunction with the acquisition, CoorsTek executed seven-year operating leases for substantially all of the manufacturing equipment of Liberty. Liberty, located in Fremont, California, manufactures parts and assemblies with complex geometry and dimensional tolerances for the semiconductor, aerospace, analytical and medical industries.

     During 1999, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc., now known as Graphic Packaging International Corporation ("Graphic Packaging".) At the close of business on December 31, 1999, Graphic Packaging distributed 100% of the shares of CoorsTek to Graphic Packaging shareholders ("spin-off"). For 1999, Graphic Packaging provided general management, legal, treasury, tax, internal audit, financial reporting and environmental services to CoorsTek. These Graphic Packaging costs were allocated to CoorsTek in the form of an annual management fee. Graphic Packaging also provided centralized cash management and allocated interest income or interest expense to CoorsTek based on cash balances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     NET SALES. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the three months ended June 30, 2000 were $127.4 million, an increase of $32.0 million or 33.5% from net sales of $95.4 million for the three months ended June 30, 1999. This increase in sales was primarily attributable to strong growth in the semiconductor capital equipment market and the start of the clean room assembly business in January 2000. In addition, net sales in the Advanced Materials segment grew approximately 7.7% in the three months ended June 30, 2000 following stronger demand and pricing in certain product lines, specifically telecommunications, oil and gas and electronics, as compared with the three months ended June 30, 1999.

     COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Gross profit for the three months ended June 30, 2000 was $29.8 million, an increase of $6.0 million, or 25.4%, from $23.8 million for the three months ended June 30, 1999. The start of the clean room assembly business and strong demand in the semiconductor equipment industry fueled this growth. In addition, gross profit in the Advanced Materials segment grew approximately 3.4% in the three months ended June 30, 2000 as a result of cost reduction measures and stronger demand in the telecommunications, oil and gas and electronics product lines compared with the three months ended June 30, 1999. Gross margin decreased to 23.4% for the three months ended June 30, 2000 from 24.9% for the three months ended June 30, 1999. The decrease in the gross margin is primarily attributable to the clean room assembly business, started in January 2000 to enhance the Company's ability to provide integrated solutions to customers. The clean room assembly business has a lower margin than the historical
Semiconductor   segment   business,   but  also   significantly   lower  capital
requirements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of expenses for executive management compensation, sales salaries and commissions, accounting, information technology, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Selling, general and administrative expenses for the three months ended June 30, 2000 were $15.9 million, an increase of $2.8 million, or 21.0%, from $13.2 million for the three months ended June 30, 1999.

The increase in the selling, general and administrative expenses, in dollars, is primarily attributable to increased sales volume and from the building of infrastructure as a public company. Selling, general and administrative expenses as a percent of sales declined to 12.5% for the three months ended June 30, 2000 from 13.8% for the three months ended June 30, 1999.

     OPERATING INCOME. Operating income for the three months ended June 30, 2000 was $13.9 million, an increase of $3.3 million, or 31.0%, from $10.6 million for the three months ended June 30, 1999. The increase in operating income is primarily due to the increase in net sales in the Semiconductor segment.
Operating margin for the three months ended June 30, 2000 was 10.9% compared with 11.1% for the three months ended June 30, 1999. The decrease in operating margin resulted from the decrease in gross margin discussed above.

     INTEREST EXPENSE, NET. For the three months ended June 30, 2000, interest expense, net, consisted primarily of interest expense associated with the Company's bank credit facilities. For 1999, interest expense, net, consisted primarily of interest expense associated with intercompany borrowings with Graphic Packaging. Interest expense for the three months ended June 30, 2000 was $4.9 million compared with $1.6 million for the three months ended June 30, 1999. This increase resulted from a $200.0 million payment to Graphic Packaging for a one-time dividend and intercompany obligations in conjunction with the spin-off, which was funded under a $270.0 million credit facility. In addition, interest expense has increased due to borrowings to fund working capital and capital expenditures, primarily in the Semiconductor segment.

     INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2000 increased to $3.3 million from $3.1 million for the three months ended June 30, 1999. The consolidated effective tax rate was 37.0% for the three months ended June 30, 2000 compared with 34.9% for the three months ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     NET SALES. Net sales for the six months ended June 30, 2000 were $248.2 million, an increase of $76.2 million, or 44.3%, from net sales of $172.0 million for the six months ended June 30, 1999. This increase in sales was primarily attributable to the Semiconductor segment. The start of the clean room assembly business in January 2000 and strong demand in the semiconductor capital equipment market contributed to this growth. In addition, net sales in the Advanced Materials segment grew approximately 6.9% for the six months ended June 30, 2000 following stronger demand and pricing in certain product lines compared with the six months ended June 30, 1999.

     COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold for the six months ended June 30, 2000 was $191.0 million, an increase of $61.0 million, or 46.9%, from $130.0 million for the six months ended June 30, 1999. The start of the clean room assembly business and strong demand in the semiconductor equipment industry fueled this growth. Gross profit in the Advanced Materials segment decreased slightly for the six months ended June 30, 2000 from the six months ended June 30, 1999. This decline was a result of costs associated with production inefficiencies experienced at certain facilities for the three months ended March 31, 2000. Gross margin decreased to 23.1% for the six months ended June 30, 2000 from 24.4% for the six months ended June 30, 1999. This decrease was partially attributable to the clean room assembly business started in January 2000 to enhance the Company's ability to provide integrated solutions to customers. The assembly business has a lower margin than the historical Semiconductor segment business, but also significantly lower capital requirements. In addition, the gross margin was impacted by the decrease in the gross profit of the Advanced Materials segment described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 were $30.4 million, an increase of $8.2 million, or 37.0%, from $22.2 million for the six months ended June 30, 1999. The increase in selling, general and administrative expenses, in dollars, is primarily attributable to increased sales volume and from building infrastructure as a public company. Selling, general and administrative expenses as a percent of sales declined to 12.2% for the six months ended June 30, 2000 from 12.9% for the six months ended June 30, 1999.

     OPERATING INCOME. Operating income for the six months ended June 30, 2000 was $26.8 million, an increase of $6.9 million, or 35.2%, from $19.9 million for the six months ended June 30, 1999. The increase in operating income is primarily due to the increase in net sales in the Semiconductor segment.

Operating margin for the six months ended June 30, 2000 was 10.8% compared with 11.5% for the six months ended June 30, 1999. The decrease in the operating margin resulted from the decrease in the gross margin discussed above.

     INTEREST EXPENSE, NET. Interest expense for the six months ended June 30, 2000 was $9.6 million compared with $2.3 million for the six months ended June 30, 1999. This increase resulted from a $200.0 million payment to Graphic Packaging for a one-time dividend and intercompany obligations in conjunction with the spin-off, which was funded under the $270.0 million credit facility. In addition, interest expense has increased due to borrowings to fund working capital and capital expenditures, primarily in the Semiconductor segment.

     INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2000 decreased to $6.4 million from $6.5 million for the six months ended June 30, 1999. The consolidated effective tax rate was 37.0% for the six months ended June 30, 2000 and for the six months ended June 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         CoorsTek's liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. On July 20, 2000, CoorsTek sold 3.0 million shares of common stock in a follow-on offering. The Company used the entire net proceeds of $113.3 million from this offering to repay debt under the $270.0 million Credit Facility. The Credit Facility required that 75% of the net proceeds be used to repay, ratably, the Senior Term A and Senior Term B facilities. The Company voluntarily used the remaining proceeds to repay borrowings under the revolving line of credit.

         Per the terms of the Credit Facility, Senior Term B note holders had the ability to reject any prepayment so long as there was a balance remaining on the Senior Term A facility. Accordingly, most of the Senior Term B note holders rejected the prepayment. Therefore, the net proceeds from the follow-on offering reduced the revolving line of credit by $28.3 million, reduced Term Loan A by $78.8 million, and reduced Term Loan B by $6.2 million. There are no prepayment penalties under the Credit Facility.

         As a result of the repayment, current maturity of debt at June 30, 2000 increased by $107.0 million and reduced working capital to a negative $6.6 million from $83.7 million at December 31, 1999. CoorsTek's current ratio was reduced to 0.96 at June 30, 2000 from 2.51 at December 31, 1999. As of June 30, 2000, CoorsTek had a total of $49.8 million in cash and borrowings available under the Credit Facility. After the repayment, CoorsTek had $72.8 million of borrowings available under the Credit Facility.

     Currently,  the interest  rate on the  revolving  line of credit and Senior
Term A facility is LIBOR plus 2% and the interest rate on the Senior Term B facility is LIBOR plus 2.75%. The interest rate spreads on the Credit Facility vary based upon the Company's financial performance. As of June 30, 2000, the interest rates on the credit facilities were as follows:

* 8.63% for the revolving line of credit
* 8.55% for the Senior Term A facility; and
* 9.30% for the Senior Term Loan B facility.

     The Credit Facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, and the acquisition and disposition of assets. The Credit Facility also requires that the Company comply with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants. CoorsTek is currently in compliance with all covenants under the credit facility.

     As of June 30, 2000, there was $216.0 million outstanding under the Credit Facility. The majority of the borrowings were used to pay Graphic Packaging, on January 4, 2000, for intercompany obligations and a one-time dividend. The remainder of the borrowings was used to fund working capital and capital expenditures primarily in the Semiconductor segment. The unused portion of the revolving line of credit is expected to be used to fund working capital requirements, acquisitions and capital expenditures. The payment of non-stock dividends is prohibited under the Credit Facility.

     Capital expenditures for the six months ended June 30, 2000 and June 30, 1999 were $14.6 million and $4.0 million, respectively. These capital expenditures were primarily used for the addition of production capacity, computerized manufacturing equipment and enhancing existing computer systems.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CoorsTek to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, the ability of CoorsTek to maintain or increase sales to existing customers and capture new business, CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future, continued strength of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its track record for new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, automotive and electronics and other factors. CoorsTek's ability to successfully execute its assembly business initiative is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has borrowings with adjustable interest rates, its net income is sensitive to fluctuation in short-term interest rates. CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by Graphic Packaging could materially impact the future results, performance or financial condition of the Company. The Company's ability to attract and maintain employees at all levels of the organization could also materially impact the future results, performance or financial condition of the Company. CoorsTek derives a significant percentage of its net sales from a small number of large customers, and if the Company is not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. You are encouraged to read the more detailed discussions of risks and uncertainties contained in CoorsTek's recent registration statement on Form S-1 (No. 333-41802) and on the Company's Form 10-K for the year ended December 31, 1999, both of which are available on line, free of charge, at www.sec.gov.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CHANGES IN INTEREST RATES WILL IMPACT THE EARNINGS OF COORSTEK.

          CoorsTek had approximately $216.0 million of floating interest rate debt as of June 30, 2000. As interest rates fluctuate, CoorsTek may experience interest increases, which may materially impact financial results. For example, if applicable interest rates were to increase or decrease 1%, assuming a constant principal amount of debt, the result would be an annual increase or decrease of interest expense of $2.2 million dollars.

CHANGES IN THE RELATIONSHIP BETWEEN THE U.S. DOLLAR AND FOREIGN CURRENCIES MAY IMPACT THE EARNINGS OF COORSTEK.

          For the six months ended June 30, 2000 approximately 3.1% of CoorsTek's revenue was generated by its operations in Scotland and Korea. CoorsTek sells products directly through its subsidiaries in Scotland and Korea and through domestic channels that have end-user customers located outside the United States. CoorsTek uses the U.S. dollar as its functional currency, except for the operations in Scotland and Korea. The assets and liabilities of these two foreign operations are translated into U.S. dollars at an exchange rate in effect at the period end date. Income and expense items are translated at the year-to-date average rate. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by CoorsTek's international operations in Scotland and Korea. Periodically, CoorsTek hedges the dollar against foreign currencies used in certain markets in order to mitigate the effects of adverse currency fluctuations when sales are made in the foreign currency. The strength of the dollar relative to the currency of our customers or competitors may have a material effect on CoorsTek's profit margins or sales to international customers.

                                     Part II

(a)  Exhibits:

EXHIBIT
NUMBER      DOCUMENT DESCRIPTION

  27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

          There were no reports filed on Form 8-K during the quarter ended June 30, 2000.










                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CoorsTek, Inc.

Date:  August 14, 2000                  By /s/ Joseph Coors, Jr.
       ----------------------              ------------------------------------
                                           Joseph Coors, Jr.
                                           Chairman and Chief Executive Officer


Date:  August 14, 2000                  By /s/ Joseph G. Warren, Jr.
       ----------------------              ------------------------------------
                                           Joseph G. Warren, Jr.
                                           Chief Financial Officer and Treasurer