Form 10-Q
period 2000-09-30
COORSTEK INC
filed 2000-11-13
CIK 1095603

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------
Commission file number:  0-20704

                                 COORSTEK, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                84-0178380
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

16000 TABLE MOUNTAIN PARKWAY,  GOLDEN, COLORADO           80403
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

     Yes [X]                     No [  ]

There were 10,466,599 shares of common stock outstanding as of November 1, 2000.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 COORSTEK, INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)



                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                      2000       1999             2000         1999
                                                   ---------   --------         ---------   ---------

Net sales                                          $ 136,547   $ 94,946         $ 384,737   $ 266,936
Cost of goods sold                                   102,420     70,504           293,378     200,455
                                                   ---------   --------         ---------   ---------
Gross profit                                          34,127     24,442            91,359      66,481

Selling, general and administrative                   18,810     13,768            49,203      35,956
                                                   ---------   --------         ---------   ---------
Operating income                                      15,317     10,674            42,156      30,525

Interest expense, net                                  2,950      1,328            12,579       3,631
                                                   ---------   --------         ---------   ---------

Income before income taxes                            12,367      9,346            29,577      26,894
Income tax expense                                     4,578      3,609            10,943      10,101
                                                   ---------   --------         ---------   ---------
Income before extraordinary item                       7,789      5,737            18,634      16,793

Loss on debt extinguishment,
   net of $520 tax benefit                              (886)         -              (886)          -
                                                   ---------   --------         ---------   ---------
Net income                                             6,903      5,737            17,748      16,793
                                                   ---------   --------         ---------   ---------

Other comprehensive income (expense):
Foreign currency translation adjustments                 (77)       300            (1,092)       (130)
                                                   ---------   --------         ---------   ---------
Comprehensive income                               $   6,826   $  6,037         $  16,656   $  16,663
                                                   =========   ========         =========   =========

Net income per basic share of common stock:
    Income before extraordinary item               $    0.80     $ 0.80         $    2.33   $    2.35
    Loss on debt extinguishment                        (0.09)         -             (0.11)          -
                                                   ---------   --------         ---------   ---------
  Net income per basic share of common stock       $    0.71     $ 0.80         $    2.22   $    2.35
                                                   =========   ========         =========   =========

Net income per diluted share of common stock
    Income before extraordinary item               $    0.78     $ 0.80         $    2.26   $    2.35
    Loss on debt extinguishment                        (0.09)         -             (0.11)          -
                                                   ---------   --------         ---------   ---------
  Net income per diluted share of common stock     $    0.69     $ 0.80         $    2.15   $    2.35
                                                   =========   ========         =========   =========

Weighted average shares outstanding - basic            9,709      7,142             8,011       7,142
                                                   =========   ========         =========   =========

Weighted average shares outstanding - diluted         10,037      7,142             8,238       7,142
                                                   =========   ========         =========   =========



                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------

ASSETS
Current assets:
   Cash and cash equivalents                             $   3,177    $       -
   Accounts receivable, less allowance for doubtful
     accounts of $2,697 in 2000 and $2,765 in 1999          71,620       50,318
   Inventories:
     Raw materials                                          19,436       15,052
     Work in process                                        35,613       27,107
     Finished goods                                         33,811       30,856
                                                         ---------    ---------
   Total inventories                                        88,860       73,015
   Other assets                                             18,610       15,601
                                                         ---------    ---------
       Total current assets                                182,267      138,934

Properties, less accumulated depreciation of
   $202,156 in 2000 and $187,598 in 1999                   149,820      142,898
Goodwill, less accumulated amortization of
   $7,666 in 2000 and $5,718 in 1999                        41,515       39,601
Other noncurrent assets                                      5,432        6,057
                                                         ---------    ---------

Total assets                                             $ 379,034    $ 327,490
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of debt                            $     900    $   8,400
   Accounts payable                                         21,461       15,846
   Other current liabilities                                39,948       31,014
                                                         ---------    ---------
       Total current liabilities                            62,309       55,260

Long-term debt                                              97,680      191,600
Accrued postretirement benefits                             15,594       15,489
Other long-term liabilities                                  4,637        5,753
                                                         ---------    ---------

Total liabilities                                          180,220      268,102
                                                         ---------    ---------

Shareholders' equity:
Common stock, $.01 par value, 100,000,000
   shares authorized, 10,452,996 and
   7,141,984 shares issued and outstanding
   in 2000 and 1999, respectively                              105           72
Paid-in capital                                            180,539       57,802
Paid-in capital - warrants                                   1,600        1,600
Retained earnings                                           17,748            -
Accumulated other comprehensive loss                        (1,178)         (86)
                                                         ---------    ---------
       Total shareholders' equity                          198,814       59,388
                                                         ---------    ---------

Total liabilities and shareholders' equity               $ 379,034    $ 327,490
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                            Nine months ended
                                                              September 30,
                                                           2000          1999
                                                         ---------    ---------

Cash flows from operating activities:
   Net income                                            $  17,748    $  16,793
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                          18,076       17,587
     Change in current assets and current
       liabilities and other:
       Accounts receivable                                 (20,844)      (6,171)
       Inventories                                         (15,842)      (2,850)
       Accounts payable                                      5,427        1,715
       Other                                                 4,604        7,599
                                                         ---------    ---------
Net cash provided (used) by operating activities             9,169       34,673
                                                         ---------    ---------

Cash flows from investing activities:
   Additions to properties                                 (23,207)      (8,077)
   Acquisitions, net of cash acquired                       (4,600)     (52,841)
   Other                                                       465        1,033
                                                         ---------    ---------
Net cash used in investing activities                      (27,342)     (59,885)
                                                         ---------    ---------

Net cash provided by financing activities:
   Proceeds from issuance of debt                           23,558            -
   Payments on debt                                       (124,978)           -
   Issuance of stock                                       122,770            -
   Net capital contributions from Parent                         -        8,009
                                                         ---------    ---------
Net cash provided by financing activities                   21,350        8,009
                                                         ---------    ---------

Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents      3,177      (17,203)
   Balance at beginning of period                                -       17,203
                                                         ---------    ---------
   Balance at end of period                              $   3,177    $       -
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                                 COORSTEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   EARNINGS PER SHARE

          Prior to December 31, 1999, CoorsTek was a privately owned company and its capital structure was not indicative of the current structure. As such, earnings per share for the three months and nine months ended September 30, 1999 have been calculated using the actual number of shares distributed on December 31, 1999.

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

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE 3.   ACQUISITIONS

          On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. ("Liberty") for approximately $4.0 million. In conjunction with the transaction, CoorsTek entered into seven-year operating leases for the manufacturing equipment of Liberty. The acquisition was accounted for under the purchase method of accounting, and goodwill of approximately $2.9 million is being amortized over 20 years. Liberty, located in Fremont, California, manufactures metal parts and assemblies for the semiconductor, aerospace, analytical, and medical industries.

NOTE 4.   CAPITAL STOCK

          On July 20, 2000, CoorsTek sold 3.0 million shares of common stock in a follow-on public offering. The Company used the net proceeds of $113.3 million to repay debt incurred in conjunction with the $270.0 million Credit Facility established in December 1999. Net proceeds were used to repay $78.8 million of the Senior Term A facility and $6.2 million of the Senior Term B facility, as required by the Credit Facility agreement. Additionally, the outstanding balance under the revolving Credit Facility was reduced $28.3 million. On August 23, 2000, the underwriters of the follow-on public offering purchased 250,000 additional shares of CoorsTek common stock from their 450,000 share over allotment option. The Company used the net proceeds of $9.4 million to pay debt outstanding under the Credit Facility. Net proceeds were used to repay $2.5 million of the Senior Term A facility and $4.6 million of the Senior Term B facility. Additionally, the revolving Credit Facility was reduced $2.3 million.

NOTE 5.   EXTRAORDINARY ITEM

          In connection with the $122.7 million debt repayment from the follow-on proceeds, the Company recorded an extraordinary loss of $886,000, net of taxes of $520,000, in the third quarter of 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs due to the mandatory repayment of debt under the terms of the Company's Credit Facility, net of tax benefits. The after-tax loss was calculated using the estimated effective tax rate for the Company. The loss per basic and diluted share on the extraordinary loss was $0.09 for the three months ended September 30, 2000 and $0.11 for the nine months ended September 30, 2000.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

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

NOTE 7.   SEGMENT INFORMATION

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

         The table below summarizes information about reportable segments, in thousands, for the three months ended September 30:

                                    NET          GROSS
                                   SALES         PROFIT
                                 ---------      --------
2000
Semiconductor                    $  66,755      $ 16,121
Advanced Materials                  69,792        18,006
                                 ---------      --------
     Consolidated total          $ 136,547      $ 34,127
                                 =========      ========

1999
Semiconductor                     $ 29,981      $  8,088
Advanced Materials                  64,965        16,354
                                  --------      --------
     Consolidated total           $ 94,946      $ 24,442
                                  ========      ========

         The table below summarizes information about reportable segments, in thousands, for the nine months ended September 30:

                                    NET          GROSS
                                   SALES         PROFIT
                                 ---------      --------
2000
Semiconductor                    $ 178,153      $ 43,964
Advanced Materials                 206,584        47,395
                                 ---------      --------
     Consolidated total          $ 384,737      $ 91,359
                                 =========      ========

1999
Semiconductor                    $  73,986      $ 20,559
Advanced Materials                 192,950        45,922
                                 ---------      --------
     Consolidated total          $ 266,936      $ 66,481
                                 =========      ========

NOTE 8.   RECENT ACCOUNTING PRONOUNCEMENT

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. CoorsTek does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

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

          During the third quarter of 2000, CoorsTek sold 3.25 million shares of common stock in a follow-on public offering. The company used the net proceeds of $122.7 million to repay debt related to the $270.0 million Credit Facility established in December 1999.

          During 1999, CoorsTek was a wholly owned subsidiary of ACX Technologies, Inc., now known as Graphic Packaging International Corporation ("Graphic Packaging"). At the close of business on December 31, 1999, Graphic Packaging distributed 100% of the shares of CoorsTek to Graphic Packaging shareholders ("spin-off"). For 1999, Graphic Packaging provided general management, legal, treasury, tax, internal audit, financial reporting and environmental services to CoorsTek. These Graphic Packaging costs were allocated to CoorsTek in the form of an annual management fee. Graphic Packaging also provided centralized cash management and allocated interest income or interest expense to CoorsTek based on cash balances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

          Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the three months ended September 30, 2000 were $136.5 million, an increase of $41.6 million, or 43.8% from net sales of $94.9 million for the three months ended September 30, 1999. This increase in sales was primarily attributable to strong growth in the semiconductor capital equipment market and the growth of the clean room assembly business which commenced in January 2000. In addition, net sales in the Advanced Materials segment grew approximately 7.4% in the three months ended September 30, 2000 following stronger demand and pricing in nearly all product lines, as compared with the three months ended September 30, 1999.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Gross profit for the three months ended September 30, 2000 was $34.1 million, an increase of $9.7 million, or 39.7%, from $24.4 million for the three months ended September 30, 1999. The growth of the clean room assembly business and strong demand in the semiconductor equipment industry fueled this growth. In addition, gross profit in the Advanced Materials segment grew approximately 10.1% in the three months ended September 30, 2000 as a result of cost reduction measures and stronger demand in nearly all product lines compared with the three months ended September 30, 1999. Gross margin decreased to 25.0% for the three months ended September 30, 2000 from 25.7% for the three months ended September 30, 1999. The decrease in the gross margin is primarily attributable to the clean room assembly business which commenced in January 2000 to enhance the Company's ability to provide integrated solutions to customers. The clean room assembly business has a lower margin than the historical Semiconductor segment business, but also significantly lower capital requirements.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of expenses for executive management compensation, sales salaries and commissions, accounting, information technology, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Selling, general and administrative expenses for the three months ended September 30, 2000 were $18.8 million, an increase of $5.0 million, or 36.2%, from $13.8 million for the three months ended September 30, 1999. The increase in the selling, general and administrative expenses, in dollars, is primarily attributable to increased sales volume and from the building of infrastructure as a public company and to $800,000 in severance costs related to executive organizational changes. Selling, general and administrative expenses as a percent of sales declined to 13.8% for the three months ended September 30, 2000 from 14.5% for the three months ended September 30, 1999.

          OPERATING INCOME. Operating income for the three months ended September 30, 2000 was $15.3 million, an increase of $4.6 million, or 43.0%, from $10.7 million for the three months ended September 30, 1999. The increase in operating income is primarily due to the increase in net sales in the Semiconductor segment. Operating margin for the three months ended September 30, 2000 and for the three months ended September 30, 1999 was 11.2%.

          INTEREST EXPENSE, NET. For the three months ended September 30, 2000, interest expense, net, consisted primarily of interest expense associated with the Company's bank credit facilities. For 1999, interest expense, net, consisted primarily of interest expense associated with intercompany borrowings with Graphic Packaging. Interest expense for the three months ended September 30, 2000 was $2.9 million compared with $1.3 million for the three months ended September 30, 1999. This increase resulted from a $200.0 million payment to
Graphic Packaging for a one-time dividend and intercompany obligations in conjunction with the spin-off, which was funded under the Company's $270.0 million Credit Facility. Borrowings under the Credit Facility were reduced in the three months ended September 30, 2000 by proceeds from the follow-on public offering of capital stock.

          INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 increased to $4.6 million from $3.6 million for the three months ended September 30, 1999. The consolidated effective tax rate was 37.0% for the three months ended September 30, 2000 and 38.6% for the three months ended September 30, 1999.

          EXTRAORDINARY LOSS. An extraordinary loss of $886,000, net of taxes of $520,000, was recorded during the three months ended September 30, 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment, net of tax benefits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

          NET SALES. Net sales for the nine months ended September 30, 2000 were $384.7 million, an increase of $117.8 million, or 44.1%, from net sales of $266.9 million for the nine months ended September 30, 1999. This increase in sales was primarily attributable to the Semiconductor segment. The commencement of the clean room assembly business in January 2000 and strong demand in the semiconductor capital equipment market contributed to this growth. In addition, net sales in the Advanced Materials segment grew approximately 7.1% for the nine months ended September 30, 2000 following stronger demand and pricing in nearly all product lines compared with the nine months ended September 30, 1999.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold for the nine months ended September 30, 2000 was $293.4 million, an increase of $92.9 million, or 46.3%, from $200.5 million for the nine months ended September 30, 1999. The start of the clean room assembly business and strong demand in the semiconductor equipment industry fueled this growth. Gross margin decreased to 23.7% for the nine months ended September 30, 2000 from 24.9% for the nine months ended September 30, 1999. This decrease was partially attributable to the clean room assembly business which commenced in January 2000 to enhance the Company's ability to provide integrated solutions to customers. The assembly business has a lower margin than the historical Semiconductor segment business, but also significantly lower capital requirements. In addition, the gross margin was negatively impacted by costs associated with production inefficiencies experienced at certain Advanced Materials facilities during the three months ended March 31, 2000.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $49.2 million, an increase of $13.2 million, or 36.7%, from $36.0 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses, in dollars, is primarily attributable to increased sales volume and from building infrastructure as a public company. Additionally, severance costs of $800,000 related to executive organizational changes were incurred within the three months ended September 30, 2000. Selling, general and administrative expenses as a percent of sales declined to 12.8% for the nine months ended September 30, 2000 from 13.5% for the nine months ended September 30, 1999.

          OPERATING INCOME. Operating income for the nine months ended September 30, 2000 was $42.2 million, an increase of $11.7 million, or 38.4%, from $30.5 million for the nine months ended September 30, 1999. The increase in operating income is primarily due to the increase in net sales in the Semiconductor segment. Operating margin for the nine months ended September 30, 2000 was 11.0% compared with 11.4% for the nine months ended September 30, 1999. The decrease in the operating margin resulted from the decrease in the gross margin discussed above.

          INTEREST EXPENSE, NET. Interest expense for the nine months ended September 30, 2000 was $12.6 million compared with $3.6 million for the nine months ended September 30, 1999. This increase resulted from a $200.0 million payment to Graphic Packaging for a one-time dividend and intercompany obligations in conjunction with the spin-off, which was funded under the $270.0 million Credit Facility. Borrowings under the Credit Facility were reduced in the three months ended September 30, 2000 by proceeds from the follow-on public offering of capital stock.

          INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2000 increased to $10.9 million from $10.1 million for the nine months ended September 30, 1999. The consolidated effective tax rate was 37.0% for the nine months ended September 30, 2000 and 37.6% for the nine months ended September 30, 1999.

          EXTRAORDINARY LOSS. An extraordinary loss of $886,000, net of taxes of $520,000, was recorded during the nine months ended September 30, 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment, net of tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

          CoorsTek's liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. On July 20, 2000, CoorsTek sold 3.0 million shares of common stock in a follow-on offering. The Company used the entire net proceeds of $113.3 million from this offering to repay debt under the $270.0 million Credit Facility. On August 23, 2000, the underwriters of the follow-on public offering purchased 250,000 additional shares of CoorsTek common stock. The Company used the entire net proceeds of $9.4 million to repay debt under the $270.0 million Credit Facility. The Credit Facility required that 75% of the net proceeds be used to repay, ratably, the Senior Term A and Senior Term B facilities. The Company voluntarily used the remaining proceeds to repay borrowings under the revolving line of credit.

          Under the terms of the Credit Facility, Senior Term B note holders had the ability to reject any prepayment so long as there was a balance remaining on the Senior Term A facility. Accordingly, most of the Senior Term B note holders rejected the prepayment. Therefore, the net proceeds from the follow-on offering reduced the revolving line of credit by $30.6 million, extinguished the $81.3 million remaining Term Loan A, and reduced Term Loan B by $10.8 million. There are no prepayment penalties under the Credit Facility.

          As a result of the repayment, CoorsTek's debt to capitalization ratio was 33.1% at September 30, 2000 as compared to 77.1% at December 31, 1999. The Company's current ratio was 2.93 at September 30, 2000 compared to 2.51 at December 31, 1999.

          As of September 30, 2000, CoorsTek had $86.4 million of borrowings available under the Credit Facility. During the nine months ended September 30, 2000, the interest rate on the revolving line of credit and Senior Term A facility was LIBOR plus 2% and the interest rate on the Senior Term B facility was LIBOR plus 2.75%. The interest rate spreads on the Credit Facility vary based on the Company's financial performance. Accordingly, due to the debt repayment from the follow on offering and the performance of the Company, the interest rate on the revolving line of credit is currently LIBOR plus 1.5% and the interest rate on the Senior Term B facility is currently LIBOR plus 2.5%. As of September 30, 2000, the interest rates on the credit facilities were as follows:

       *    8.66% for the revolving line of credit; and
       *    9.40% for the Senior Term Loan B facility.

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

          As of September 30, 2000, there was $98.6 million outstanding under the Credit Facility. The majority of the borrowings were used to pay Graphic Packaging, on January 4, 2000, for intercompany obligations and a one-time dividend. CoorsTek used the remainder of the borrowings to fund working capital and capital expenditures primarily in the Semiconductor segment. The unused portion of the revolving line of credit is expected to be used to fund working capital requirements, acquisitions and capital expenditures. The payment of cash dividends is prohibited under the Credit Facility.

          During the quarter, CoorsTek entered into a two year interest rate swap agreement for a notional amount of $25.0 million to hedge a portion of the exposure to interest rate fluctuations related to the Company's Credit Facility.

          Capital expenditures for the nine months ended September 30, 2000 and September 30, 1999 were $23.2 million and $8.1 million, respectively. These capital expenditures were primarily used for the addition of production capacity, computerized manufacturing equipment and enhancing existing computer systems.

RECENT ACCOUNTING PRONOUNCEMENT

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. CoorsTek does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CoorsTek to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, the ability of CoorsTek to maintain or increase sales to existing customers and capture new business, CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future, continued strength of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, automotive and electronics and other factors. CoorsTek's ability to successfully build its assembly business is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has borrowings with adjustable interest rates, its net income is sensitive to fluctuation in short-term interest rates. CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by Graphic Packaging could materially impact the future results, performance or financial condition of the Company. The Company's ability to attract and maintain employees at all levels of the organization could also materially impact the future results, performance or financial condition of the Company. CoorsTek derives a significant percentage of its net sales from a small number of large customers, and if the Company is not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. You are encouraged to read the more detailed discussions of risks and uncertainties contained in CoorsTek's recent registration statement on Form S-1 (No. 333-41802) and on the Company's Form 10-K for the year ended December 31, 1999, both of which are available on line, free of charge, at the Securities and Exchange Commission's EDGAR filing database at www.sec.gov.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Changes in interest rates will impact the earnings of CoorsTek.

          CoorsTek had approximately $98.6 million of floating interest rate debt as of September 30, 2000. The Company also had one interest rate swap contract for a notional amount of $25.0 million to hedge a portion of the exposure to interest rate fluctuations related to the floating interest rate debt. As interest rates fluctuate, CoorsTek may experience interest increases, which may materially impact financial results. For example, if applicable interest rates were to increase or decrease 1%, assuming a constant principal amount of debt, the result would be an annual increase or decrease of interest expense of $0.7 million dollars.

Changes in the relationship between the U.S. dollar and foreign currencies may impact the earnings of CoorsTek.

          For the nine months ended September 30, 2000, approximately 3.2% of CoorsTek's revenue was generated by its operations in Scotland and Korea. CoorsTek sells products directly through its subsidiaries in Scotland and Korea and through domestic channels that have end-user customers located outside the United States. CoorsTek uses the U.S. dollar as its functional currency, except for the operations in Scotland and Korea. The assets and liabilities of these two foreign operations are translated into U.S. dollars at an exchange rate in effect at the period end date. Income and expense items are translated at the year-to-date average rate. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by CoorsTek's international operations in Scotland and Korea. Periodically, CoorsTek hedges the dollar against foreign currencies used in certain markets in order to mitigate the effects of adverse currency fluctuations when sales are made in the foreign currency. The strength of the dollar relative to the currency of our customers or competitors may have a material effect on CoorsTek's profit margins or sales to international customers.

                                     Part II

(a)  EXHIBITS:

EXHIBIT
NUMBER                    DOCUMENT DESCRIPTION

27                        Financial Data Schedule


(b)  REPORTS ON FORM 8-K

          There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CoorsTek, Inc.

Date:  November 13, 2000               By /s/ John K. Coors
       -----------------               --------------------
                                       John K. Coors
                                       Chairman and Chief Executive Officer

Date:  November 13, 2000
       -----------------
                                       By /s/ Joseph G. Warren, Jr.
                                       ----------------------------
                                       Joseph G. Warren, Jr.
                                       Chief Financial Officer and Treasurer