Form 10-K405
period 2000-12-31
COORSTEK INC
filed 2001-03-21
CIK 1095603

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

                       Commission file number  000-27579

                                CoorsTek, Inc.
            (Exact name of Registrant as specified in its charter)

        Delaware                                           84-0178380
(State of incorporation)                       (IRS Employer Identification No.)

  16000 Table Mountain Parkway, Golden, Colorado             80403
(Address of principal executive offices)                   (Zip Code)

                                (303) 277-4000
             (Registrant's telephone number, including area code)

                            ______________________

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                    Common Stock, par value $.01 per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 2001, there were 10,576,674 shares of common stock outstanding. As of such date, the aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $274,993,524.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 8, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                               TABLE OF CONTENTS

Part I                                                                                Page No.
                                                                                      --------
Item 1.    Business                                                                     3-13
           Factors Affecting CoorsTek's Business, Operating Results,
             Financial Condition and Common Stock                                      14-23
Item 2.    Properties                                                                    23
Item 3.    Legal Proceedings                                                             24
Item 4.    Submission of Matters to a Vote of Security Holders                           24
Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters         25
Item 6.    Selected Consolidated Financial Data                                          26
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             27-32
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                     32
Item 8.    Financial Statements and Supplementary Data                                 33-54
Item 9.    Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure                                       55
Part III
Item 10.   Directors and Executive Officers of the Registrant                          55-56
Item 11.   Executive Compensation                                                        57
Item 12    Security Ownership of Certain Beneficial Owners and Management                57
Item 13.   Certain Relationships and Related Transactions                                57
Part IV
Item 14.   Exhibits and Reports on Form 8-K                                            58-59
             Signatures                                                                  60


    The page numbers in the Table of Contents reflect actual page numbers, not EDGAR page tag numbers

CoorsTek, Inc., the stylized CoorsTek, Inc. logo and the names of all other products and services of CoorsTek used herein are trademarks of CoorsTek, Inc. All other product and service names used are trademarks or registered trademarks of their respective owners.

                                    PART I

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about CoorsTek's industry, management beliefs, and certain assumptions made by CoorsTek's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting CoorsTek's Business, Operating Results, Financial Condition and Common Stock" on pages 14 through 23. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, you should carefully review the risk factors set forth in other reports and documents that CoorsTek files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1:  BUSINESS

Overview

         CoorsTek is a leading designer and manufacturer of components and assemblies for the semiconductor capital equipment market and for industrial, telecommunications, electronics, automotive and other applications. During our 90-year history, we have developed core competencies in the design, engineering, manufacturing and assembly of critical components made from advanced materials. We use precision-machined metals, technical ceramics and engineered plastics to design solutions that enable our customers' products to overcome technological barriers and enhance performance. We offer a full range of services from initial prototype design to volume manufacturing, worldwide distribution and customer support.

         Our objective is to establish and expand our leadership position in the design, manufacture and assembly of components and integrated systems for high growth markets. We are specifically focusing our resources on growing our business in the semiconductor capital equipment market, which we believe currently represents our primary growth opportunity. We have been providing critical ceramic components to the semiconductor capital equipment market for 20 years. By leveraging our long-standing relationships with key original equipment manufacturers, or OEMs, as well as our materials and precision manufacturing expertise, we have expanded our historical product offerings from supplying only technical ceramic components to include precision-machined metals and engineered plastics, as well as value-added assembly services. Building on our success in the semiconductor capital equipment market, we are targeting other high growth industries where our advanced materials expertise, customer relationships and full service capabilities give us an advantage over other competitors. In addition, we are maintaining our technological expertise in advanced materials and expanding our product and service offerings to meet evolving customer needs.

         The breadth of our competencies and experience has made us a supplier of choice with key customers in the semiconductor capital equipment market and many other industries that are currently experiencing a consolidating supplier base. We offer custom-designed products to over 6,500 customers worldwide, including leading manufacturers such as Applied Materials, LAM Research and Texas Instruments.

Industry Background

         Growth of the Semiconductor Market

         The semiconductor industry has grown significantly over the past decade and is expected to continue to grow in the future. The Semiconductor Industry Association estimates that worldwide semiconductor sales were $205.0 billion in 2000, which would be a 42% increase from $144.1 billion in 1999. Growth in traditional markets for semiconductors, such as computers, as well as growth in telecommunications and wireless communications has driven this increase. In addition, the rapid growth of the Internet and the proliferation of advanced consumer electronic products have made semiconductors appear in virtually all electronic products.

         There are several technological factors fueling the growth for semiconductor devices. First, demand for smaller, faster and more powerful semiconductors is requiring improved technology and is prompting semiconductor manufacturers to develop chips that are more dense with line spacing of 0.18 micron or less. Second, to reduce manufacturing costs, semiconductor manufacturers are increasingly upgrading fabrication machinery to a 300mm, or 12-inch, wafer design, from 200mm, or eight-inch, thus allowing more semiconductor devices to be produced on a single wafer. Third, to increase performance, new materials are being used to produce semiconductor devices, such as copper interconnects for better conductivity. Finally, semiconductor manufacturers have developed new processes, such as chemical mechanical planarization, or CMP, allowing them to manufacture semiconductors with reduced defects and increased overall throughput.

         All of these recent developments have required semiconductor manufacturers to undergo significant machinery upgrades to incorporate these new technologies. This represents one of the largest capital equipment retooling efforts ever in this industry.

Outsourcing to Large Suppliers

         The requirement for sophisticated process equipment from OEMs has been a major factor in the consolidation of semiconductor OEMs into a few, large vendors providing a complete range of highly specialized process equipment. Such OEMs have historically either manufactured the components for their equipment internally or have been forced to rely on a large number of small, undercapitalized suppliers who have largely provided only a limited subset of these products and services. In response, OEMs are increasingly seeking to outsource the engineering, prototyping, manufacturing, assembly and testing of components and integrated systems to larger, turnkey suppliers in order to focus on their core processing technology.

Need for Precision Engineering and Advanced Materials

         Technological advancements in the semiconductor manufacturing process, such as smaller circuit patterns and larger wafers, require highly sophisticated manufacturing equipment. This machinery must be able to perform under harsh conditions, which may include highly corrosive chemicals and gases or rapidly changing temperatures. In addition to producing integrated circuits with smaller and more precise geometries, semiconductor device manufacturers must also offer greater functionality at higher speeds.

         These requirements are increasing the need for advanced semiconductor processing equipment and have led to growing demand for more durable and dependable materials. With the transition to 300mm wafer design, the number of integrated circuits per wafer more than doubles. Consequently, manufacturers have a heightened emphasis on uptime, yield and throughput as well as a greater need for precise process controls. As a result, the design and performance of components and integrated systems are becoming even more critical to the semiconductor manufacturing process.

         Precision-machined metals are used extensively in semiconductor capital equipment. Usually machined from aluminum and stainless steel, these components are used for process chambers, bases, lids and other parts for semiconductor capital equipment. These components, often complex in configuration, must be machined to precise specifications in order to ensure the performance of the manufacturing equipment. Tolerances must be strictly adhered to and quality is of utmost importance.

         In addition to this demand for precision-machined metal, there are substantial requirements for other advanced materials, such as technical ceramics and engineered plastics, in the semiconductor capital equipment market and a wide range of industrial, telecommunications, electronics, automotive and other applications. To ensure optimum performance, component materials must exhibit certain properties including corrosion/oxidation resistance and thermal, electrical, magnetic and optical properties. For example, technical ceramics are used in fiber optic connectors for telecommunications applications because ceramic components can be machined to tolerances of less than one micron and can maintain these tolerances in harsh environments across a broad range of temperatures. Advanced materials are typically more expensive than competing materials, but produce higher value by extending product life and enhancing performance.

Our Competitive Advantages

         Our core competencies are in the design, engineering, manufacturing and assembly of critical components made from advanced materials. The breadth of our competencies and experience has made us a supplier of choice with key customers in many industries that are currently experiencing a consolidating supplier base. We believe that we have the following competitive advantages:

         . Advanced Materials Expertise. We engineer solutions incorporating technical ceramics, precision-machined metals, engineered plastics or combinations of these materials. The breadth of our materials expertise permits us to provide our customers with the optimal materials solutions to meet their performance needs. We deliver solutions with specifically designed properties including chemical, electrical, magnetic, optical, structural and thermal. For example, we have developed solutions ranging from products for semiconductor etch chambers that withstand highly corrosive environments to telecommunications fiber optic connectors that maintain structural stability over a range of temperatures.

         . Comprehensive Design and Prototype Services. Our engineering professionals and our technical sales force work in tandem with our customers' engineers from product concept through early design and prototyping. Our involvement at an early stage allows us to respond to anticipated customer needs, identify their requirements early in the manufacturing process and partner with customers to derive a design, manufacturing and production solution. Once our solution is qualified and integrated into our customers' products, the cost to our customers to qualify alternate suppliers is relatively high.

         . Full Range of Engineering, Manufacturing, Assembly, Automation and Support Services. The scope of our competencies enables us to conceptualize new products, develop manufacturing specifications, design and build prototypes, validate product introductions, provide automation technology to enhance reliable, accurate and repeatable manufacturing, assemble integrated systems, and bring products to market in a timely and cost effective manner. Coupled with our worldwide distribution and service support, these capabilities enable us to provide our customers with a complete solution.

         . Global Scale and Infrastructure. We are geographically positioned to service our customers' product and service requirements worldwide. We have manufacturing facilities near a number of our major customers and periodically place engineers and other personnel on-site with many of our key customers. We employ flexible manufacturing techniques that allow us to re-deploy and re-tool our facilities to meet our customers' changing requirements.

         . Semiconductor Capital Equipment Expertise. We have been providing critical ceramic components to the semiconductor equipment industry for 20 years. By leveraging our long-standing relationships with key OEMs as well as our precision materials and manufacturing expertise, we have expanded our historical product offerings to include precision-machined metals and engineered plastics, as well as value-added assembly services. We believe that by expanding into these new service offerings, we are strengthening our customer relationships, increasing our market share and achieving design wins with major OEMs.

         . Diversified product mix. Our extensive product mix allows us to not only better serve our customers, but to maximize our manufacturing capacity and quickly adjust to changing market conditions and customer demands.

Our Strategy

         Our objective is to enhance our leadership position in the semiconductor capital equipment market and expand our position in other high growth markets. To achieve this objective, we are pursuing the following strategies:

         . Focus on the Semiconductor Capital Equipment Market. We are focusing our resources on growing our business in the semiconductor capital equipment market, which we believe currently represents our primary growth opportunity. We intend to use our strong customer relationships, reputation for quality and on-time delivery and our range of services to take advantage of this opportunity. In addition, we are working with our customers on manufacturing equipment prototypes; automation technology and assembly, including 300mm semiconductor machine and copper interconnect designs.

         . Target Other High Growth Markets. Building on our success in the semiconductor capital equipment market, we intend to target other high growth industries where our advanced materials expertise, customer relationships and full service capabilities give us an advantage over other competitors. We believe our reputation as a high quality supplier of advanced materials gives us a strategic foothold in these markets, allowing us to build on existing customer relationships, and identify and solve OEMs' complex problems using our full complement of design, engineering, and materials capabilities. For example, we are expanding our capacity to produce ceramic ferrules and also enhancing our capabilities to include assembled connectors and terminated fiber optic cables in the optoelectronics arena.

         . Use Customer Relationships to Expand Product and Service Offerings. We have developed strong customer relationships with leading manufacturers. These relationships have enabled us to expand our product offerings in the past. For example, based on our strong relationship and 20-year history of successfully supplying critical ceramic components to Applied Materials, we expanded our product offerings to provide machined metals, engineered plastics, complex assemblies and automation technology. We intend to continue to enhance these relationships to offer new products such as additional advanced materials and integrated systems.

         . Maintain Technological Expertise in Advanced Materials. We intend to maintain our technological expertise in engineered solutions incorporating precision-machined metals, technical ceramics, engineered plastics or combinations of these materials. In addition, we plan to continue working with our customers to enhance existing materials and incorporate new materials, which will allow our customers to successfully develop new generations of equipment. For example, we recently developed three materials to enhance semiconductor machine processing performance, PureSiC(TM) (CVD Silicon Carbide), Plasmaresist(TM) (Low-Ion Alumina) and Semilon(TM) (Self-Dampening PPS).

         . Enhance Semiconductor Capital Equipment OEM Customer Base. We intend to enhance our customer base within the semiconductor capital equipment market through two approaches. First, we plan to extend our product offerings to existing customers, such as Applied Materials, ASM Lithography, LAM Research, Novellus and Varian by targeting additional customer product lines. Second, we intend to leverage our leadership position with semiconductor OEMs to actively pursue new relationships with additional key customers.

         . Pursue Selective Acquisitions. We successfully completed one acquisition in 2000, four in 1999 and one in 1998. We are pursuing strategic and opportunistic acquisitions that would enable us to expand our geographic reach, add manufacturing capacity, secure new customers, diversify into complementary product markets, and broaden our technological capabilities and value-added service offerings.

Recent Acquisitions

         Since our decision in late 1998 to focus our resources on the semiconductor capital equipment market, we have completed a series of strategic acquisitions to expand capacity, increase capability and broaden our global presence to address the evolving service requirements of this market. The facilities we have acquired are strategically located to support our customers. Our acquisition activity in this market has also been influenced by supplier consolidation and the trend to outsource engineering, prototyping, manufacturing, assembly and testing of components and integrated systems to large, turnkey suppliers.

         On March 31, 2000, we acquired certain assets and liabilities of Liberty Machine, Inc. for approximately $4.0 million. In conjunction with the transaction, we entered into seven-year operating leases for the manufacturing equipment of Liberty Machine. Liberty Machine, located in Fremont, California, manufactures small, medium and large metal parts and assemblies for the semiconductor, aerospace, analytical and medical industries. Through Liberty Machine, we provide high volume manufacturing to a diverse customer base, and have increased our machining and clean room assembly capacity.

         On December 17, 1999, we acquired Doo Young Semitek Co., Ltd., for approximately $3.6 million. Renamed CoorsTek Korea Co., Ltd. and located in Kyungbook, South Korea, this business manufactures technical ceramic parts for the semiconductor industry and gives us a critical strategic location from which to serve the Asian semiconductor capital equipment market. Through this facility, we address our customers' needs for supplier infrastructure and engineering, prototyping and quick-turn manufacturing support at a location near our Asian semiconductor customers.

         On March 12, 1999, we acquired certain assets and liabilities of Precision Technologies for approximately $22.0 million in cash and 300,000 warrants to purchase shares of Graphic Packaging common stock at an exercise price equal to the fair market value at the date of closing. In connection with our spin-off from Graphic Packaging, these warrants were converted into warrants to purchase 168,767 shares of our common stock at an exercise price equal to $22.22 per share. Precision Technologies, located in Livermore, California, manufactures small to medium sized precision-machined parts for the semiconductor and medical industries. This acquisition enabled us to further broaden our precision-machining capabilities and allowed us to expand our available capacity in this geographic region.

         On March 1, 1999, we acquired Edwards Enterprises for approximately $18.0 million. Edwards Enterprises, a manufacturer of medium to large sized precision-machined parts, is located in Newark, California in proximity to many of our OEM customer facilities. Edwards Enterprises is the principal supplier of chamber mainframes, the central component in Applied Materials' flagship Centura and Endura platforms. This acquisition further diversified our business within Applied Materials, expanded our manufacturing capabilities and enabled us to win similar business from other large semiconductor OEM customers.

         These and other acquisitions enhanced our product and service offerings and allowed us to provide a full range of precision-machining and assembly capabilities and capacity in geographic areas of key strategic importance to our OEM customers.

Financial Information About Industry Segments, Foreign Operations, and Foreign Sales

     The table below summarizes information about reportable segments, in thousands, as of and for the years ended December 31:

                                                            Depreciation
                                    Net          Gross          and                         Capital
                                   Sales        Profit      Amortization      Assets      Expenditures
                                 ---------     ---------    ------------     ---------    ------------
2000
Semiconductor                    $ 266,221     $  63,074     $   5,912       $ 164,853     $  17,652
Advanced Materials                 273,444        61,335        18,273         228,042        12,973
                                 ---------     ---------     ---------       ---------     ---------
   Consolidated total            $ 539,665     $ 124,409     $  24,185       $ 392,895     $  30,625
                                 =========     =========     =========       =========     =========

1999
Semiconductor                    $ 111,099     $  31,953     $   2,494       $  79,845     $   4,043
Advanced Materials                 253,962        58,710        20,217         247,645        10,518
                                 ---------     ---------     ---------       ---------     ---------
   Consolidated total            $ 365,061     $  90,663     $  22,711       $ 327,490     $  14,561
                                 =========     =========     =========       =========     =========

1998
Semiconductor                    $  17,061     $   4,976     $   1,337       $  20,626     $   1,015
Advanced Materials                 279,553        68,732        18,640         257,733        25,875
                                 ---------     ---------     ---------       ---------     ---------
   Consolidated total            $ 296,614     $  73,708     $  19,977       $ 278,359     $  26,890
                                 =========     =========     =========       =========     =========

     Gross sales, in thousands, related to CoorsTek's operations by geographic area are presented below:

                                                    Year Ended December 31,
                                              2000            1999           1998
                                            ---------       ---------      ---------
   U.S.                                     $ 468,545       $ 304,599      $ 224,295
   Europe                                      43,470          35,896         39,338
   Asia                                        29,186          20,507         19,975
   Canada                                      11,354           8,995          8,446
   Other foreign                               14,793           7,279          6,696
   Less: discounts and allowances             (27,683)        (12,215)        (2,136)
                                            ---------       ---------      ---------
     Total                                  $ 539,665       $ 365,061      $ 296,614
                                            =========       =========      =========

     Long-lived assets, in thousands, related to CoorsTek's operations by geographic area are presented below:

                                                          December 31,
                                              2000            1999           1998
                                            ---------       ---------      ---------
   U.S.                                     $ 184,018       $ 174,728      $ 151,636
   Europe                                       3,291           3,705          3,486
   Asia                                         4,344           4,066             --
   Other foreign                                  572              --             --
                                            ---------       ---------      ---------
   Total                                    $ 192,225       $ 182,499      $ 155,122
                                            =========       =========      =========

     Long-lived assets consist primarily of net property, plant and equipment and goodwill.

Markets and Products

     We offer customers in the semiconductor capital equipment market and a multitude of other markets engineered solutions using our expertise in design, engineering and manufacturing. The solutions we offer are enabling technologies that allow our customers' products to function efficiently in adverse environments, such as corrosive chemicals and gases, extreme heat or pressure.

Semiconductor Market

     We supply products for semiconductor capital equipment used to manufacture integrated circuits. We manufacture, assemble and integrate precision-machined metal, technical ceramic and engineered plastic components for use in semiconductor processing equipment. We manufacture and assemble components that can be used in almost every semiconductor manufacturing process. These processes include deposition, etch, CMP, ion implantation, metrology and photolithography. Our capability in metals, ceramics, plastics and assembly allows us to optimize the solutions we provide to our customers.

     We have been successful in vertically integrating our components business and are now supplying assemblies to customers to whom we had previously only sold components. We assemble 200mm and 300mm CMP equipment for a major semiconductor capital equipment manufacturer. We have used our successes in these projects to capture other assembly opportunities, specifically in the areas of ion implantation, automation technology and photolithography.

Advanced Materials Markets

     In addition to the semiconductor capital equipment market, we provide components and assemblies for a variety of markets, including telecommunications, electronics, automotive, medical and other industrial applications. Our diverse array of products includes:

   . Telecommunications products for personal communication devices and communications infrastructure. Applications include ceramic integrated circuit packages for portable communication devices and fiber optic connectors used to connect fiber together in data distribution networks;

   . Electronic products for radio amplification, computer, defense and power distribution. Applications include electron tubes for signal amplification used in broadcasting and radar and computer tape guides used for high-speed data storage;

   . Automotive products for control and safety systems and engine parts.
     Applications include ceramic substrates for anti-lock braking systems and metering plungers for fuel injectors, where our ability to produce a part that will hold extremely small tolerances despite fluctuations in temperature is critical to the correct operation of the engine;

   . Medical products for blood filtration, blood testing and surgery.
     Applications include sheer valves for blood sampling and ceramic cutting tools, which allow simultaneous cutting and cauterizing; and

   . Other industrial products for the chemical, fluid handling, mechanical, paper and petroleum industries. Applications include valves and process flow components for fluid handling and ceramic beams for coordinate measuring equipment.

Customers

     Our customers include industry leaders such as Applied Materials, Inc., CTS Corporation, Delphi Delco Electronics Systems, Eaton Corporation -Cutler-Hammer division, Engineering Ceramic Technologies, Inc, Flowserve Corporation, IMI Cornelius, John Crane, Inc., Kavlico Corporation, LAM Research Corporation, and Texas Instruments Incorporated. Our largest customer, Applied Materials, accounted for 41.3% of net sales for 2000 and 22.5% for 1999. No other customer accounted for more than 10% of net sales in either of these periods.

     Our top three customers in 2000 for each of the following markets were:

     . Semiconductor capital equipment: Applied Materials, Inc., LAM Research Corporation and ASM Lithography Holding N.V.;

     . Telecommunications: Micro Crystal Switzerland, CTS Corporation and Avaya Inc.;

     . Electronic: Cooper-Industries, Inc., Bussman Division, Perkin-Elmer Corporation and Universal Scientific Industrial Co., Ltd.;

     . Automotive: Texas Instruments Incorporated, Kavlico Corporation and Delphi Delco Electronics Systems;

     . Medical: Beckman / Coulter, Baxter International, Inc. and Gyrus Medical, Ltd.; and

     . Industrial: John Crane, Inc., Flowserve Corporation and Eaton Corporation - Cutler-Hammer division.

Sales and Distribution

     We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives, and distributors located throughout North America, Asia and Europe. Our sales personnel, many with engineering expertise, receive substantial technical assistance and engineering support because of the highly technical nature of our products. Initial sales are typically the result of a multi-level sales effort that involves senior management, design engineers, and our sales personnel interacting with our customers' decision-makers throughout the product development and purchasing processes.

     International sales, primarily in European and Asian markets, constituted 17.4%, 19.3% and 24.9% of our gross sales in 2000, 1999 and 1998, respectively.

Research, Development and Engineering

     To maintain and improve our competitive position, our research, design and engineering teams work directly with customers to design custom products for specific applications. The majority of our advanced materials research and development is a result of our customers experiencing product performance limitations or failures. As a result, our development encompasses failure analysis, materials selection, and engineering to enable our customers to overcome technological barriers and enhance their products' performance.

     We believe our design and engineering capabilities offer critical benefits to our customers. Using our broad array of capabilities, we are able to take our customers' products from the concept stage to production. This allows our customers to focus their efforts on their core competencies and limits the risk involved in separating design from manufacturing. We foster innovation as part of our product development process in response to customer requests or needs.

Manufacturing and Assembly

     Our manufacturing operations consist of formulating, forming and firing of ceramics; formulating, forming and processing of plastics; and precision-machining of ceramics, metals and plastics. We specialize in highly complex and sophisticated components and assemblies. We have a full range of machining capabilities from small to large parts manufacturing and can provide customized service from initial prototyping to high volume production. For example, we can consistently precision-machine ceramics to exact tolerances within ten-millionths of an inch.

     We precision-machine metal parts from aluminum, stainless steel and other metals. These components, often complex in configuration, must be machined to precise specifications in order to ensure the performance of our customers' products. Because of the sophistication of our customers' products, we must strictly adhere to design tolerances and specifications. To enable such precise machining, we primarily use computer numerically controlled machines that have the ability to hold very close tolerances in three, four and even five axes. Particularly in our metals capability, much of the equipment is palletized and automated. We also use sophisticated software for computer aided design and solid modeling capability.

     Ceramic manufacturing involves several steps. From raw material preparation to completion of the finished product, the typical component will be formed, fired, and if necessary, machined into complex geometries. Our proprietary raw material preparation involves blending complex formulations to create material with desired properties. Our broad forming capabilities range from isostatic pressing to injection molding. The firing process is specifically designed to meet product and materials requirements by strictly controlling variables such as time, temperature and atmosphere. We also coat ceramic components with metals such as copper, gold and nickel in order to give them desired electrical and mechanical properties. We may then precision machine parts to meet customer specifications such as surface finish, dimensions and geometries.

     The manufacturing of plastics involves similar steps as the manufacture of ceramics. We formulate, form and process plastics into complex components. In the first stage in this process, we use a proprietary formulation and blending of raw materials. We then press or extrude the material into the desired shape. The product is then fired and precision-machined to exact tolerances.

     We provide assembly services for major OEMs in various markets. The assembly process involves managing the procurement of components, some of which we manufacture while others we purchase from outside vendors. Our competency of managing this supply chain ensures that our assemblies, many with thousands of components and numerous configurations, are built cost effectively and finished product delivery satisfies our customer's just-in-time manufacturing objectives. As a value-added part of our assembly service, we also work directly with our customers to achieve design enhancements.

     We have class 100 to 10,000 clean room capabilities for our semiconductor capital equipment and other assembly markets, which enable us to meet strict quality requirements and customer specifications. These clean rooms are located in our facilities near our major OEM customers.

Materials and Suppliers

     Our raw materials primarily consist of alumina, aluminum, silicon carbide, polytetrafluoroethylene, tungsten, stainless steel and zirconia. These raw materials are either readily available or are procured from suppliers with whom we have long-standing relationships.

     We procure many of the components used in our assembly services from our customers' qualified suppliers. We generally have supply contracts with these vendors. Some of our components, such as motors and actuators, are sole-sourced.

Competition

     The market for precision engineering, manufacturing and assembly is highly fragmented. As customers have increasingly demanded fewer, larger, more financially stable suppliers that offer more complete or turnkey solutions, the competitive landscape has changed dramatically, and suppliers are being forced to consolidate and expand their service offerings.

     We compete in the market for precision metal machining and assembly of semiconductor capital equipment and in the market for advanced materials. Our competitors in precision metal machining are typically small, privately-held companies. In addition, we compete with the in-house manufacturing and assembly capabilities of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. Our competitors in the advanced materials industry are typically divisions of large, multinational companies such as Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), CeramTec AG (Germany) and Saint Gobain (France).

     In addition to quality and price, the principal competitive factors in the worldwide markets we serve are:

     .   breadth of product and service offerings and capabilities;

     .   technological and materials expertise;

     .   customer service;

     .   flexible manufacturing capabilities and capacity;

     .   financial resources;

     .   and delivery capabilities and geographic scope.

     We provide a comprehensive solution that includes advanced material expertise, precision metal machining, and assembly. We believe that we are a significant competitor in many of our markets and hold a prominent position in many product lines. We have maintained long-standing relationships with major corporations by providing consistent, high product quality and customer service.

Intellectual Property

     As of March 16, 2001, we held 71 patents and had 29 pending patent applications in the U.S. and in foreign countries. Generally, our policy is to obtain patent protection that is considered necessary or advisable for the patentable inventions and technological improvements of the business. We also rely significantly on trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance our competitive position.

     We consider the name "Coors" and the goodwill associated with it to be important to our customer recognition. We have received certain licensing rights to use the Coors name.

     We believe that we own or have the right to use the proprietary technology and other intellectual property necessary for our operations. Except as noted above, we do not believe that our success is materially dependent on the existence or duration of any individual patent, trademark or license or related group of patents, trademarks or licenses.

Employees

     As of December 31, 2000, we had 4,051 employees. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Backlog

     As of December 31, 2000, we had backlog orders of $175.2 million, compared with $101.2 million as of December 31, 1999. Approximately $102.1 million of the backlog at December 31, 2000 had been shipped as of March 1, 2001. Our customers may place annual orders with shipments scheduled over a twelve-month period. Backlog orders may be higher for certain industrial products than others due to longer time periods between order and delivery dates under purchase orders. Sales are not seasonal but can be sensitive to overall economic conditions that affect markets that use our components and assemblies. Backlog is not necessarily indicative of past or future operating results.

Environmental Matters

     Our operations are subject to federal, state and local environmental, health and safety laws and regulations and, in a few instances, foreign laws, that regulate health and safety matters and the discharge of materials into air, land and water, and govern the handling and disposal of solid and hazardous wastes. We believe we are in substantial compliance with applicable environmental and health and safety laws and regulations and do not believe that the cost of compliance with these laws and regulations will have a material adverse effect on our financial condition or results of operations.

     The site of one of our former subsidiaries was the subject of a Colorado state compliance order for clean up of soil and ground water contamination that occurred prior to the time we purchased and subsequently sold the subsidiary. Although we do not believe we are responsible for the contamination or the clean up, we agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. We will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. We do not have a firm estimate of the total potential clean up costs but based on site specific information developed within the past six months we believe that the total remediation cost will be in excess of the earlier projected cost of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the State of Colorado reach final agreement on clean up standards and long term monitoring and reporting requirements. Notwithstanding this uncertainty, we do not believe this matter will have a material adverse effect on our financial condition or results of operations.

     A Unilateral Administrative Order issued by the Environmental Protection Agency, or the EPA, relating to the Rocky Flats Industrial Park Site has been negotiated and signed by all parties participating in the Rocky Flats Industrial Park group. Under the EPA order, the Rocky Flats group performed an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA selected a remedy consisting of removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. We do not believe our share of the remediation cost will have a material adverse effect on our financial condition or results of operations.

     As reported in prior filings, some of our facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on our investigations, we do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or our results of operations.

     In addition, we have received demands or requests for information relating to alleged contamination of various properties we currently own or formerly owned, or to which we allegedly shipped waste. We do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or our results of operations.

    Factors Affecting CoorsTek's Business, Operating Results, Financial Condition and Common Stock

         In addition to other information contained in this Annual Report on Form 10-K, and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating CoorsTek and our business because such factors currently have a significant impact, or may have a significant impact, on the future of our business, operating results or financial condition, and the market for our common stock.

Our quarterly revenues and operating results may fluctuate due to a variety of factors, any of which may result in volatility or a decrease in the price of our common shares.

         Our quarterly revenues and operating results may vary significantly due to a number of factors, including:

         . cyclicality and other economic conditions in the semiconductor industry;

         .    fluctuation in demand for our products;

         .    production capacity constraints;

         .    the timing of customer orders, cancellations and shipments;

         .    the length and variability of the sales cycle for our products;

         .    product obsolescence;

         . the introduction of new products and enhancements by us and our competitors;

         .    disruptions in sources of supply;

         .    the timing of our expenditures in anticipation of future orders;

         .    our ability to fund our capital requirements;

         . changes in our pricing and pricing by our suppliers and competitors;

         .    our product and revenue mix;

         .    exchange rate fluctuations;

         .    interest rate fluctuations;

         .    the emergence of new industry standards; and

         . economic conditions generally or in various geographic areas where we or our customers do business.

         These factors are difficult or impossible to forecast and any of them could harm our business and results of operations.

We derive a significant percentage of our net sales from a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our net sales could be reduced and our financial results could suffer.

         We derive, and believe that in the future we will continue to derive, a significant portion of our revenue from a limited number of customers. For example, our ten largest customers represented 53.0%, 39.5% and 22.0% of our net sales for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended

December 31, 2000, 1999 and 1998, Applied Materials accounted for 41.3%, 22.5% and 2.3%, respectively, of our net sales. We expect to depend on a small number of customers, particularly Applied Materials, for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and profitability.

         The level and timing of orders placed by our customers vary due to a number of factors, including customer attempts to manage inventory, changes in customer manufacturing strategies and variations in demand for customer products. Because we do not obtain long-term purchase orders or commitments from most of our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled or delayed orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could lead to under-utilization of our installed capacity and harm our results of operations.

The semiconductor industry is highly cyclical; therefore, a downturn may result in poor operating performance.

         Our business depends, and in the future will increasingly depend, on the procurement expenditures of semiconductor capital equipment manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products using semiconductors. The semiconductor industry is highly cyclical and historically has experienced significant periodic downturns, which often have resulted in substantial decreases in expenditures by semiconductor capital equipment manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. From 1996 through 1998, the semiconductor industry experienced a downturn, which led semiconductor manufacturers to delay or cancel capital expenditures. During this downturn, some of our customers delayed or canceled purchases of semiconductor components and materials, which had a negative impact on our sales, gross profits and operating results. While this downturn was not significant to us because the semiconductor capital equipment market represented only a small percentage of our net sales at that time, future downturns may have a greater impact on our net sales and financial results as the semiconductor capital equipment market now represents a significantly greater portion of our net sales. We cannot predict when downturns will occur and how severely we will be affected.

Our semiconductor capital equipment business requires substantial resources, and we may not be able to increase our revenue or maintain our market share if we do not increase our manufacturing capacity.

         The process by which semiconductor capital equipment components are manufactured is becoming increasingly complex. This trend is driving the need for substantial investments in advanced production facilities, engineering and manufacturing expertise and technology. A significant portion of the costs associated with these investments is fixed costs. We believe our long-term competitive position depends in part on our ability to increase manufacturing capacity. We may need to invest in additional plants and equipment to expand our capacity either through acquisitions or expansion of our current facilities. Either of these alternatives would require substantial additional capital, which we may not be able to access on favorable terms or may not be able to obtain at all. Further, we may not be able to acquire sufficient capacity or successfully integrate and manage additional facilities. Even if we are able to obtain sufficient capital, expansion of some of our current facilities may take more than one year. The failure to obtain capacity when needed or to successfully integrate and manage additional manufacturing facilities could adversely impact our relationships with our customers and materially harm our business and results of operation.

We are growing and may be unable to manage our growth effectively.

         We have been experiencing a period of growth that is placing significant demands on our management and our operating systems. We need to continue to improve and expand our management, operational and financial systems, controls, procedures, and delivery and service capabilities. We cannot assure you that we will be able to locate and hire qualified individuals to fill the management positions that may become available.

         In order to manage our growth, we may also need to spend significant amounts of cash to:

         .    fund increases in expenses;

         . take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; and

         .    respond to unanticipated developments or competitive pressures.

         If we do not have enough cash on hand, cash generated from our operations, or cash available under our credit facility to meet these cash requirements, then we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us or may not be able to obtain cash at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.

We may make future acquisitions that may be costly, difficult to integrate, divert management resources or dilute stockholder value.

         Part of our continuing business strategy is to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or offer other growth opportunities. Future acquisitions could pose numerous risks to our operations, including:

         . difficulty integrating the purchased operations, technologies or products;

         .    unanticipated costs;

         .    diversion of management's attention from our core business;

         . adverse effects on existing business relationships with suppliers and customers;

         . entrance into markets in which we have no or limited prior experience; and

         . potential loss of key employees, particularly those of the purchased operation.

In connection with these acquisitions or investments, we could incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets, incur large and immediate write-offs or issue stock that would dilute our current stockholders' percentage ownership. We may not be able to complete one or more acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Our dependence on sole and limited source suppliers could materially and adversely harm our business and results of operations.

         We rely on sole and limited source suppliers for some of our raw materials, components and subassemblies that are critical to our business. This reliance involves several risks, including the following:

         . the potential inability to obtain an adequate supply of required raw materials, components or subassemblies;

         . the reduced control over pricing and timing of delivery of raw materials, components or subassemblies; and

         . the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new products and assemblies.

         We believe that in time we could obtain and qualify alternative sources for most sole and limited source parts. Seeking alternative sources of the parts could require us to redesign our products, resulting in increased costs and likely shipping delays. We may be unable to redesign our products. These increased costs would decrease our profit margins if we could not pass the costs on to our customers. Further, if we experience shipping delays or if we do not maintain acceptable product quality or reliability in the future, our relationships with current and potential customers could be damaged, which would cause a material adverse effect on our business and results of operations.

If the Internal Revenue Service determines that our recent spin-off from Graphic Packaging International Corporation, formerly named ACX Technologies, Inc., is not tax-free, we would be liable to Graphic Packaging for any tax liability related to the spin-off.

         During 1999, we were a wholly owned subsidiary of Graphic Packaging. On December 31, 1999, we spun off from Graphic Packaging through a 100% distribution of our shares to Graphic Packaging stockholders. We have agreed to indemnify Graphic Packaging against any tax liability or other tax related expense Graphic Packaging may incur if the spin-off is determined to be taxable as a result of a breach by us of any covenant or representation contained in our tax sharing agreement with Graphic Packaging.

Sales to foreign markets constitute 17.4% of our gross sales and, therefore, our gross sales and results of operations could be adversely affected by downturns in economic conditions in countries outside of the U.S., by exchange rate fluctuations and by our failure to comply with U.S. or international laws.

         We are subject to the risks inherent in doing business internationally, including:

         . unexpected changes in regulatory requirements, including laws governing exports, embargoes, boycotts and sanctions, sales of products used in atomic energy applications and the Foreign Corrupt Practices Act;

         .    fluctuations in exchange rates and currency controls;

         .    political and economic conditions and instability;

         . imposition of trade barriers and restrictions, including changes in tariff and freight rates;

         . the difficulty of coordinating our management and operations in several different countries;

         .    limited intellectual property protection in some countries;

         .    longer accounts receivable payment cycles in some countries; and

         .    the burdens of complying with a variety of foreign laws.

         International sales, which include sales by our foreign manufacturing facilities, accounted for 17.4% of gross sales for the year ended December 31, 2000, 19.3% of gross sales for 1999 and 24.9% of gross sales for 1998. We anticipate that international sales will continue to account for a significant portion of our gross sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns and other risks associated with our customers' international sales.

         An increase in the exchange value of the U.S. dollar would reduce the value of revenue and profits generated by our international operations in Scotland and Korea. The strength of the dollar relative to the currency of our customers or competitors may have a material adverse effect on our profit margins or sales to international customers.

         We are required to comply with various federal laws and regulations regarding the sale of our products in foreign markets. Although we believe we comply in all material aspects with applicable laws and regulations, we cannot assure you that additional liability may not arise in the future where we do not currently know of a problem or liability.

Because we maintain floating interest rate debt, changes in interest rates will impact our earnings.

         We had approximately $98.1 million of floating interest rate debt as of December 31, 2000. The Company had one interest rate swap contract for a notional amount of $25.0 million to hedge a portion of the exposure to interest rate fluctuations related to its floating interest rate debt. As interest rates fluctuate, we may experience increases in interest expense that may materially impact financial results. For example, if interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $0.7 million.

We have invested significant resources in the development of 300mm wafer technology. If 300mm fabrication is not widely accepted or we fail to successfully develop 300mm products that are accepted by the marketplace, our long-term growth could be diminished.

         To date, we have invested significantly, and expect to continue investing significantly, in the development of 300mm wafer technology for high performance semiconductor manufacturing. The development of this technology is emerging and complex. We cannot assure you that our efforts in this area will be timely, technologically successful or commercially accepted. If we fail to achieve commercial success in our pursuit of 300mm manufacturing technology for the semiconductor capital equipment market, our long-term growth prospects could be diminished.

A breach of any of the restrictive covenants in our bank credit facility could result in a default. If we are unable to repay our debt, the lender has the right to foreclose on our assets pledged as security.

         Our bank credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy financial condition tests at the end of each quarter. Our ability to meet these financial ratios and tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants could result in a default under our bank credit facility. All of our inventory and accounts are pledged as security under our bank credit facility. If the lender accelerates all amounts owed under the bank credit facility because of a default, and we are unable to pay such amounts, the lender has the right to foreclose on our assets.

Our business is difficult to evaluate because we have a limited operating history as an independent company.

         We were a wholly owned subsidiary of Graphic Packaging until January 2000. As a result, until recently we relied on Graphic Packaging for cash management, tax, legal, risk management, investor relations and access to capital markets. Our continued implementation of these functions as an independent company may not be cost-effective. Not only is our operating history as an independent company short, but we refocused our business strategy in 1998 to emphasize supplying the semiconductor capital equipment market. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects and face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by newly public companies that have recently changed their business strategies, particularly companies in the intensely competitive semiconductor capital equipment component industry. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

We are parties to litigation that, if we are found to be liable, could have a material adverse effect on our business and results of operations.

         In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities. We are currently subject to a claim by five former employees alleging gender discrimination, sexual harassment and retaliation. These five plaintiffs are seeking class certification, which we are resisting based on the distinctions among their respective claims. If the class were to be certified, our management's attention would be diverted from the operation of our business and we would likely incur substantial costs defending ourselves. Additionally, if these plaintiffs were ultimately successful, we could incur costs that would materially harm our business or financial condition.

If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

         Our success depends largely on the continued contributions of our key management, engineering, sales, marketing, and professional services personnel, many of whom would be difficult to replace. If one or more members of our senior management or other key employees were to resign, we could experience loss of sales, delays in new product development and diversion of management resources. We do not maintain "key man" insurance policies on any of our personnel and do not require our personnel to enter into non-compete agreements with us.

Competition in the markets we serve is intense and diverse and could reduce our sales and prevent us from maintaining profitability.

         We compete in the market for precision metal machining and assembly of semiconductor capital equipment and in the market for advanced materials. Our competitors in precision metal machining are typically smaller, privately-held companies. In addition, we compete with the in-house manufacturing and assembly capabilities of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. Our competitors in the advanced materials industry are typically divisions of large, multinational companies such as Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), CeramTec AG (Germany) and Saint Gobain (France). We believe that some of these competitors in the advanced materials industry may enter the market for precision metal machining for semiconductor capital equipment.

Some of our competitors and potential competitors may have significant advantages over us, some of which may include the following:

         . greater financial, technical, marketing and manufacturing resources;

         .    preferred vendor status with our existing and potential customers;

         .    more extensive delivery capabilities and geographic scope; and

         .    larger customer bases.

         In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than us. We must continually develop improved manufacturing processes to meet our customers' needs for complex products. Furthermore, our basic manufacturing technology is not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During downturns in the semiconductor industry, our customers may become more price sensitive, thereby reducing the importance of our competitive advantages in the areas of providing an integrated manufacturing solution and responsive customer service.

Our success depends, in part, on intellectual property, which may be difficult to protect and could affect our ability to compete effectively.

         We believe that our success depends, in part, on our ability to obtain and protect patents. As of March 16, 2001, we held 71 U.S. and foreign patents and had 29 patent applications pending.

         We cannot assure you that:

         . pending patent applications or any future applications will be approved;

         . any patents will provide us with competitive advantages or will not be challenged by third parties; and

         . the patents of others will not have an adverse effect on our ability to do business.

         Others may independently develop similar products, duplicate our products or, if patents are issued to us, design around our patents. In addition, we may be forced to expend time and resources on protracted litigation to defend our intellectual property rights against third parties. Further, because patents may afford less protection under foreign law than is available under U.S. law, we cannot assure you that any foreign patents issued to us will adequately protect our proprietary rights.

         In addition to patents, we rely on trade secrets to protect our manufacturing and sales processes and products. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. Despite these efforts,

         . others may independently develop substantially equivalent proprietary information and techniques;

         .    competitors may otherwise gain access to our trade secrets;

         .    others may disclose our technology; and

         .    we may not be able to meaningfully protect our trade secrets.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

         There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor capital equipment and other high technology industries. In the future, we may be notified of allegations that we may be infringing on the intellectual property rights possessed by others. Even if we are ultimately successful in our defense, any litigation of this type could result in substantial cost and diversion of time and effort by our management, which by itself could have a negative impact on our business. Adverse determinations in that litigation could:

         .    result in our loss of proprietary rights;

         . subject us to significant liabilities, including treble damages in some instances;

         . require us to seek licenses from third parties, which licenses may not be available on reasonable terms, if at all; and

         .    prevent us from manufacturing and selling our products.

Our results of operations and reputation could be harmed by environmental regulation and associated costs.

         We are required to comply with foreign, federal, state, county and local laws and regulations regarding health and safety and the protection of the environment including those governing the storage, use, handling, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. We are required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations may require us to obtain and comply with additional permits. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business.

         Environmental laws and regulations may be enacted or interpreted to impose environmental liability on us with respect to our facilities and operations. Under various foreign, federal, state and local laws and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of investigation or remediation of certain substances located at or emanating from the property. These laws often impose liability without regard to fault for the presence of such substances. The costs of investigation or remediation of such substances may be substantial, and the presence of such substances may adversely affect the ability to sell or lease the property or borrow using such property as collateral. The presence of such substances may also expose the owner or operator to liability resulting from any release of or exposure to such substances, including toxic tort claims. Persons who arrange for the disposal or treatment of certain substances may also be liable for the costs of investigation and remediation of such substances at the disposal facility, whether or not such facility is owned or operated by such person. Third parties may also seek recovery from owners or operators of real properties for personal injury associated with the release of certain substances.

         We are currently involved in environmental remediation efforts. In connection with our ownership and operation of our current and former facilities, we may be liable for other investigation or remediation costs, as well as certain related costs, including fines and penalties, and for injuries to persons and property. Further, we cannot assure you that additional environmental matters will not arise in the future at our sites where no problem is currently known to us or at sites that we may acquire in the future. More stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty responding to rapidly changing technology, materials and processes, which may harm our financial condition and results of operations.

         The market for semiconductor capital equipment components is characterized by rapidly changing technology and continuing process development. Our future success will depend in large part upon our ability to timely and cost-effectively:

         .   maintain and enhance our technological capabilities;

         . develop and market products and services that meet changing customer needs; and

         .   successfully anticipate or respond to technological changes.

         In addition, the semiconductor capital equipment component market could encounter competition from new technologies that render existing semiconductor capital equipment component technology less competitive or obsolete, including technologies that may reduce the number of semiconductors required in electronic equipment. We may not be able to effectively respond to the technological requirements of the evolving market. If we determine that new technologies and equipment are required to remain competitive, we may have to invest significant capital in the development, acquisition and implementation of these technologies and equipment. We may not be able to access sufficient capital for this purpose in the future. In addition, investments in new technologies may not provide us with commercially viable technological processes, or there may not be commercial applications for the technologies we acquire or develop. If we are unable to develop or utilize new technologies, or if our competitors are more effective at developing or utilizing new technologies, our business could be harmed.

Defects in our products could diminish demand for our products and result in loss of revenue, delay in market acceptance and injury to our reputation.

     Complex components and assemblies like ours may contain undetected errors or defects that may be subsequently detected at any point in the life of the product. We have in the past discovered errors in our products and, as a result, have experienced delays in the shipment of products during the period required to correct these errors. Defects in our products may result in loss of sales, delay in market acceptance, injury to our reputation or increased warranty costs.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

         Since our products are used in applications that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if we were to be successful defending ourselves, would be time consuming and costly. Additionally, even though we carry product liability insurance, our insurance may not be adequate to cover claims.

The market price of our common stock has been and may continue to be highly volatile.

     The market price of our common stock has fluctuated widely and may continue to do so. For example, for the period from our spin-off from Graphic Packaging through March 16, 2001, the closing trading price of our common stock ranged from a high of $49.38 per share to a low of $16.00 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors include:

     .   actual or anticipated variations in our quarterly operating results;

     . limited average daily trading volume of our common stock; announcement of technological innovations;

     . conditions or trends in the semiconductor capital equipment component industry;

     .   acquisitions and alliances by others in the industries we serve;

     . changes in estimates of our performance or recommendations by financial analysts;

     . market conditions in our industries and the economy as a whole; introduction of new products by us or our competitors;

     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .   additions or departures of key personnel; and

     .   other events or factors, many of which are beyond our control.

     The financial markets in the U.S. have experienced significant price and volume fluctuations, and the market prices of companies in the semiconductor industry have been and continue to be extremely volatile. Historically, following periods of volatility in the market price of a public company's securities, securities class action litigation has been initiated against that company. Such litigation could result in substantial costs and a diversion of our management's attention and resources.

Coors family trusts, in the aggregate, own a significant amount of our common stock and may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

     Coors family trusts, in the aggregate, own approximately 31.7% of our outstanding shares of common stock. The interests of these stockholders may not always coincide with our interests or those of our other stockholders. These stockholders, if acting together, could have significant influence over all matters submitted to our stockholders, including the election of our directors and approval of business combinations, and could delay, deter or prevent a change of control of our company. These stockholders are able to exercise significant control over our business, policies and affairs.

Our charter documents and Delaware law may inhibit a takeover or change in our control that a stockholder may consider beneficial.

     Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the stockholders may consider the acquisition or merger favorable. Our Certificate of Incorporation provides for a staggered board of directors, which will make it more difficult for a group of stockholders to elect board members of their choice. Our stockholders have adopted a stockholder rights plan, or "poison pill," which may have the effect of delaying or prohibiting our acquisition and may also make a merger or acquisition of us less desirable.

 Provisions of the Delaware General Corporation Law may also delay, prevent or discourage someone from merging with or acquiring us.

 We do not plan to pay dividends in the foreseeable future.

         We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Additionally, we are currently restricted from paying dividends under our credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

 Item 2: PROPERTIES

         We believe that our facilities are well maintained, suitable and adequate for their respective operations. Our headquarters and corporate offices are located in Golden, Colorado. The table below lists our manufacturing plants and other properties (including distribution facilities) as of March 16, 2001:

-------------------------------------------------------------------------------------------------------------------------
                Location                                 Business Segments                          Leased / Owned
                --------                                 -----------------                          --------------
-------------------------------------------------------------------------------------------------------------------------
 Austin, Texas                                   Semiconductor                                 Leased
-------------------------------------------------------------------------------------------------------------------------
 Benton, Arkansas (3 facilities)                 Advanced Materials, Semiconductor             All owned
-------------------------------------------------------------------------------------------------------------------------
 Chattanooga, Tennessee                          Advanced Materials, Semiconductor             Owned
-------------------------------------------------------------------------------------------------------------------------
 El Segundo, California                          Advanced Materials                            Leased
-------------------------------------------------------------------------------------------------------------------------
 Fremont, California                             Semiconductor                                 Leased
-------------------------------------------------------------------------------------------------------------------------
 Glenrothes, Scotland                            Advanced Materials                            Owned
-------------------------------------------------------------------------------------------------------------------------
 Golden, Colorado (7 facilities)                 Advanced Materials, Semiconductor             Four owned, three leased
-------------------------------------------------------------------------------------------------------------------------
 Grand Junction, Colorado                        Advanced Materials                            Owned
-------------------------------------------------------------------------------------------------------------------------
 Hillsboro, Oregon                               Advanced Materials, Semiconductor             Owned
-------------------------------------------------------------------------------------------------------------------------
 Kyungbook, South Korea                          Semiconductor                                 Owned
-------------------------------------------------------------------------------------------------------------------------
 Livermore, California (6 facilities)            Semiconductor                                 All leased
-------------------------------------------------------------------------------------------------------------------------
 Newark, California                              Semiconductor                                 Owned
-------------------------------------------------------------------------------------------------------------------------
 Norman, Oklahoma                                Advanced Materials, Semiconductor             Owned
-------------------------------------------------------------------------------------------------------------------------
 Oak Ridge, Tennessee (3 facilities)             Semiconductor, Advanced Materials             Two owned, one leased
-------------------------------------------------------------------------------------------------------------------------
 Odessa, Texas                                   Advanced Materials                            Owned
-------------------------------------------------------------------------------------------------------------------------
 Oklahoma City, Oklahoma (2 facilities)          Advanced Materials                            One leased, one owned
-------------------------------------------------------------------------------------------------------------------------
 Red Deer, Alberta, Canada                       Advanced Materials                            Leased
-------------------------------------------------------------------------------------------------------------------------

         We believe we have sufficient capacity to meet current needs. However, from time to time, we have experienced capacity constraints in the semiconductor capital equipment market due to increased orders. Depending on demand, we may increase capacity, either by expanding current facilities or acquiring additional facility space in this market. We believe that we have adequate financial resources to address our foreseeable production capacity issues.

Item 3: LEGAL PROCEEDINGS

        In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, we are vigorously defending ourselves. We do not believe that the outcome of these matters will have a material adverse effect on our financial condition or results of operations.

        On August 12, 1999, six current and former employees sued one of our subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in the Company's favor on a motion for summary judgment. An appeal has been filed with the U.S. Court of Appeals for the Eighth Circuit. In the second case, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. This motion has been pending for over one year and recently was denied by the court. Plaintiffs, however, have been given another chance to attempt to certify the case as a class action. CoorsTek expects a ruling on the motion for class action some time in 2001. Our preliminary evaluation indicates the remaining case is largely without merit; however, the Company does not have sufficient information to determine the ultimate outcome or any potential liability related to these claims.

        Specific information regarding environmental legal proceedings is discussed under the caption "Environmental Matters" contained in Item 1 of this Annual Report on Form 10-K.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

Item 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        CoorsTek's common stock has been traded on the Nasdaq National Market under the symbol "CRTK" since January 4, 2000. The following table sets forth for the periods indicated the high and the low reported closing trading prices per share for our stock as reported by the Nasdaq National Market.

Year Ended December 31, 2000                    High             Low
----------------------------                    ----             ---

First Quarter                                   $42.00           $16.00
Second Quarter                                  $47.13           $32.00
Third Quarter                                   $49.38           $37.00
Fourth Quarter                                  $37.31           $23.50

        There were 2,591 stockholders of record of our common stock on March 16, 2001. On March 16, 2001, the last reported sale price of our stock as reported on the Nasdaq National Market was $26.00.

        CoorsTek is currently restricted from paying dividends under its credit facility. The Company paid no dividends to stockholders in 2000. We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future.

Item 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with:

        . our consolidated financial statements and the related notes thereto set forth in response to Item 8 of this Annual Report on Form 10-K;
        . Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in response to Item 7 of this Annual Report on Form 10-K; and
        . the matters set forth in "Factors Affecting CoorsTek's Business, Operating Results, Financial Condition and Common Stock" contained in Item 1 of this Annual Report on Form 10-K.

        The selected consolidated statement of income data for the fiscal years ended December 31, 2000, 1999, 1998 and 1997, and selected consolidated balance sheet data at December 31, 2000, 1999, 1998 and 1997, are derived from our audited consolidated financial statements. The selected consolidated statement of income data for the fiscal year ended December 31, 1996 and the selected consolidated balance sheet data at December 31, 1996 are derived from our unaudited consolidated financial statements.

                                                                                 Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                  2000         1999        1998        1997        1996
                                                               ---------    ---------   ---------   ---------   ---------
                                                                          (in thousands, except per share data)
Statement of Income Data:
Net sales                                                      $ 539,665    $ 365,061   $ 296,614   $ 304,824   $ 276,352
Cost of goods sold                                               415,256      274,398     222,906     219,821     200,220
                                                               ---------    ---------   ---------   ---------   ---------
Gross profit                                                     124,409       90,663      73,708      85,003      76,132
Selling, general and administrative                               66,408       53,202      37,758      41,754      35,928
Asset impairment charges                                            --           --        11,814        --          --
                                                               ---------    ---------   ---------   ---------   ---------
Operating income                                                  58,001       37,461      24,136      43,249      40,204
Interest and other expense, net                                   15,136        4,981       3,524          68           6
                                                               ---------    ---------   ---------   ---------   ---------
Income before income taxes                                        42,865       32,480      20,612      43,181      40,198
Income tax expense                                                15,653       12,425       7,682      16,192      14,996
                                                               ---------    ---------   ---------   ---------   ---------
Income before extraordinary item                                  27,212       20,055      12,930      26,989      25,202
Loss on debt extinguishment, net of $520 tax benefit                (886)        --          --          --          --
                                                               ---------    ---------   ---------   ---------   ---------
Net income                                                     $  26,326    $  20,055   $  12,930   $  26,989   $  25,202
                                                               =========    =========   =========   =========   =========

Net income per basic share of common stock:
            Income before extraordinary item                   $    3.15    $    2.81   $    1.81   $    3.78   $    3.53
            Loss on debt extinguishment                            (0.10)        --          --          --          --
                                                               ---------    ---------   ---------   ---------   ---------
   Net income per basic share of common stock                  $    3.05    $    2.81   $    1.81   $    3.78   $    3.53
                                                               =========    =========   =========   =========   =========

Net income per diluted share of common stock:
            Income before extraordinary item                   $    3.08    $    2.81   $    1.81   $    3.78   $    3.53
            Loss on debt extinguishment                            (0.10)        --          --          --          --
                                                               ---------    ---------   ---------   ---------   ---------
   Net income per diluted share of common stock                $    2.98    $    2.81   $    1.81   $    3.78   $    3.53
                                                               =========    =========   =========   =========   =========

                                                                                        December 31,
                                                               ----------------------------------------------------------
                                                                  2000         1999        1998        1997        1996
                                                               ---------    ---------   ---------   ---------   ---------
                                                                                      (in thousands)
Balance Sheet Data:
Total assets                                                   $ 392,895    $ 327,490   $ 278,359   $ 262,687   $ 216,635
Working capital                                                  128,626       83,674      89,295      71,649      62,480
Long-term debt                                                    97,230      191,600      50,000        --          --
Total stockholders' equity                                       208,960       59,388     165,825     203,155     163,463

     Statement of income data appearing above includes the results of operations of each of the companies that we acquired since the date of acquisition. Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for each period presented prior to 2000 have been calculated using the actual number of shares distributed on December 31, 1999.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        CoorsTek is a leading designer and manufacturer of components and assemblies for the semiconductor capital equipment market and for telecommunications, electronics, automotive, medical and other industrial applications. We use materials such as precision-machined metals, technical ceramics, and engineered plastics to design solutions that enable our customers' products to overcome technological barriers and enhance performance. We presently offer custom-designed products to over 6,500 customers worldwide, including leading manufacturers such as Applied Materials, LAM Research and Texas Instruments.

        Since our founding 90 years ago, we have developed expertise in designing, engineering, manufacturing and assembling critical advanced ceramic components. We have leveraged these core competencies to expand our product offerings to include metals and plastics, and targeted new opportunities in selected high growth industries.

        At the end of 1998, we began focusing our resources on growing our business, both internally and through acquisitions, to the semiconductor capital equipment industry. Since 1998, we have completed four strategic acquisitions of suppliers to this market. In March 2000, we acquired Liberty Machine, Inc., a manufacturer of metal parts and assemblies located in Fremont, California. In December 1999, we acquired Doo Young Semitek Co., Ltd., a manufacturer of technical ceramic parts located in Kyungbook, South Korea. In March 1999, we acquired two manufacturers of precision-machined metal products: Edwards Enterprises, located in Newark, California, and Precision Technologies, located in Livermore, California.

        As a result of these acquisitions and internal growth, our net sales to the semiconductor capital equipment market have increased significantly to $266.2 million, or 49.3%, for 2000, from $111.1 million, or 30.4%, for 1999 and
$17.1 million, or 5.8%, for 1998. Our largest semiconductor customer, Applied Materials, accounted for 41.3% of net sales for 2000, compared with 22.5% in 1999 and 2.3% in 1998.

Strategic Events in 2000

        .   Fourth quarter

        We expanded the capacity of our subsidiary, CoorsTek Korea, to include lasered substrates. These ceramic substrates are used in the production of electronic circuits for the telecommunications and automotive markets. The expansion in Korea extends our offering of lasered thick-film and thin-film substrates to critical global markets.

        We began volume manufacturing devices that automatically open and close a semiconductor standard, 300mm wafer pod. We acquired this automation technology via a licensing arrangement with a California-based engineering firm. This technology is applicable to most front-end semiconductor chip manufacturing processes and most notably, the new generation 300mm tools. This technology's compatibility with a variety of sensor technologies and its use of electrical servo drives versus conventional pneumatic devices distinguish it from traditional automation technology.

        .   Third quarter

        We began manufacturing in Sonora, Mexico through a Maquiladora operation. We transferred certain labor intensive, high volume component manufacturing to a 35,000 square foot leased facility.

        We expanded our manufacturing and clean room facilities in Livermore, California. The expansion includes 35,000 square feet for manufacturing and 11,000 square feet for clean rooms as well as additional administrative and engineering office space.

         . First quarter

         We began providing clean room assembly services for a major semiconductor capital equipment customer. These services include assembling various components, some of which are manufactured by us, for inclusion in the customer's final products. In providing assembly services, we have furthered our objective of being a leading strategic supplier for major customers in the markets that we serve. Compared with our semiconductor component business, our assembly services have lower gross margins but significantly higher returns on invested capital.

         We recognize revenue when our products are shipped or our services have been rendered. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout North America, Asia and Europe. Our sales personnel, many with engineering expertise, receive substantial technical assistance from our development engineers because of the highly technical nature of our products. Initial sales are typically the result of a multi-level sales effort that involves senior management, design engineers and our sales personnel interacting with our customers' decision-makers throughout the product development and purchasing-processes.

         We were formerly named Coors Porcelain Company and operated our business as Coors Ceramics Company. Prior to December 31, 1999, we were a wholly owned subsidiary of Graphic Packaging. On December 31, 1999, we spun off from Graphic Packaging through a 100% distribution of our shares to Graphic Packaging stockholders. Prior to the spin-off, Graphic Packaging provided us with general management, legal, treasury, cash management, tax, internal audit, financial reporting, investor relations and environmental services. Graphic Packaging allocated these costs to us in the form of an annual management fee. We no longer incur these fees but have experienced costs in 2000 to administer similar functions as a stand-alone company. Graphic Packaging also provided centralized cash management and allocated interest income or interest expense to us based on intercompany balances. We currently manage our own cash as a stand-alone company,

Results of Operations

          The following table sets forth, for the periods indicated, our consolidated statement of income data reflected as a percentage of our net sales.

                                            Year Ended December 31,
                                        2000           1999         1998
                                       ------         ------       ------
Net sales                               100.0 %        100.0 %      100.0 %
cost of goods sold                       76.9           75.2         75.2
                                       ------         ------       ------
Gross profit                             23.1           24.8         24.8
Selling, general and administrative      12.3           14.6         12.7
Asset impairment charges                    -              -          4.0
                                       ------         ------       ------
Operating income                         10.8           10.2          8.1
Interest expense net                      2.8            1.3          1.2
                                       ------         ------       ------
Income before income taxes                8.0            8.9          6.9
Income tax expense                        2.9            3.4          2.6
                                       ------         ------       ------
Income before extraordinary item          5.1            5.5          4.3
Loss on debt extinguishment              (0.2)             -            -
                                       ------         ------       ------
Net income                                4.9 %          5.5 %        4.3 %
                                       ======         ======       ======

Results of Operations for the Years Ended December 31, 2000 and 1999

     Net sales. Our net sales for 2000 totaled $539.7 million, an increase of $174.6 million, or 47.8%, from net sales of $365.1 million for 1999. Our Semiconductor segment net sales for 2000 of $266.2 million, increased $155.1 million, or 139.6%, from $111.1 million for 1999. This increase resulted from the start of the clean room assembly business in 2000 and strong demand in the semiconductor capital equipment market. Our Advanced Materials segment net sales for 2000 of $273.4 million, increased $19.4 million, or 7.6%, from $254.0 million for 1999. Although this segment serves nearly every sector of the global industrial economy, the increase generally related to strong growth in the electronic components and oil and gas sectors.

     The semiconductor capital equipment market accounted for 49.3% of our 2000 net sales compared with 30.4% of our 1999 net sales. This increase in concentration is a result of strong demand in the semiconductor capital equipment market complemented by our semiconductor segment business acquisitions in 1999 and 2000 and the development of our integrated assembly business in 2000. One customer, Applied Materials, accounted for 41.3% of our 2000 net sales.

     Cost of goods sold and gross profit. Our gross profit for 2000 equaled $124.4 million, an increase of $33.7 million, or 37.2%, from $90.7 million for 1999. As a result of increased net sales, the Semiconductor segment gross profit for 2000 of $63.1 million increased $31.1 million from $32.0 million for 1999. The Semiconductor segment gross margin decreased to 23.7% for 2000 from 28.8% for 1999 as a result of the start of the clean room assembly business, which has a high return on invested capital but a lower gross margin than the semiconductor component manufacturing business. The Advanced Materials segment gross profit for 2000 of $61.3 million increased $2.6 million from $58.7 million for 1999. The Advanced Materials segment gross margin decreased to 22.4% for 2000 from 23.1% for 1999, primarily due to production inefficiencies at certain facilities and higher natural gas costs in the fourth quarter of 2000.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for 2000 totaled $66.4 million, an increase of $13.2 million, or 24.8%, from $53.2 million for 1999. Our selling, general and administrative expenses as a percentage of net sales decreased to 12.3% for 2000 from 14.6% for 1999. This decrease is primarily attributable to the focus on cost containment and centralization of administrative functions. Additionally in 1999, we incurred $2.1 million of nonrecurring costs related to our spin-off from Graphic Packaging.

     Operating income. Our operating income for 2000 increased $20.5 million, or 54.7%, to $58.0 million, from $37.5 million for 1999. Our operating margin for 2000 of 10.7% compared with 10.3% for 1999. The increase in operating margin was primarily due to lower selling, general and administrative costs as a percentage of sales.

     Interest expense, net. Our interest expense for 2000 of $15.1 million compared with $5.0 million for 1999. Interest expense for 1999 was a result of an allocation of debt from Graphic Packaging. In conjunction with the spin-off, we paid Graphic Packaging $200.0 million to satisfy intercompany obligations and as a one-time dividend. Borrowings under our $270.0 million credit facility funded the obligations and the dividend. Credit facility borrowings were reduced by the proceeds from the follow-on offering of common stock in the third quarter of 2000.

     Income tax expense. Income tax expense for 2000 was $15.7 million compared with $12.4 million for 1999. Our consolidated effective tax rate equaled 36.5% for 2000, compared with 38.3% for 1999. The decrease in the consolidated effective tax rate was due to federal tax credits in 2000.

     Extraordinary loss. We recorded an extraordinary loss of $886,000, net of taxes of $520,000, during the third quarter of 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment.

Results of Operations for the Years Ended December 31, 1999 and 1998

     Net sales. Our net sales for 1999 were $365.1 million, an increase of $68.5 million, or 23.1%, from net sales of $296.6 million for 1998. The acquisitions of Edwards Enterprises and Precision Technologies in March

1999 accounted for the increase in our net sales. Excluding these acquisitions, our net sales decreased $2.6 million for the year ended December 31, 1999 as compared with 1998. This decrease is primarily attributable to reduced sales in the industrial and electronic markets within our Advanced Materials segment as a result of price competition and weakened demand mainly experienced in the first half of 1999. Our Advanced Materials segment sales strengthened in the second half of 1999 as demand and pricing improved in these markets.

     The semiconductor capital equipment market accounted for approximately 30.4% of our 1999 net sales compared with 5.8% of our 1998 net sales. This increase in concentration is a result of the Edwards Enterprises and Precision Technologies acquisitions and strong demand in the semiconductor capital equipment market. One customer, Applied Materials, accounted for 22.5% of our 1999 net sales.

     Cost of goods sold and gross profit. Our gross profit for 1999 increased $17.0 million, or 23.0%, to $90.7 million, from $73.7 million for 1998. This increase is attributed to the acquisition of Edwards Enterprises and Precision Technologies, which contributed $18.2 million to gross profit. Our gross margin remained constant at 24.8% for 1999 and 1998.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for 1999 equaled $53.2 million, an increase of $15.4 million, or 40.9%, from $37.8 million for 1998. Our selling, general and administrative expenses as a percentage of net sales increased to 14.6% for 1999 from 12.7% for 1998. This increase is primarily attributable to increased sales volume and $2.1 million of nonrecurring costs related to our spin-off from Graphic Packaging. Included in our selling, general and administrative expenses were $5.0 million and $4.7 million in management fees paid to Graphic Packaging for 1999 and 1998, respectively. While we will not incur these management fees in the future, we will experience costs to administer the corporate functions required of a public company.

     Asset impairment charges. During 1998, we recorded $11.8 million in asset impairment charges. We recorded no asset impairment charges for 1999. In the first quarter of 1998, we recorded $6.2 million in asset impairment charges in conjunction with the cancellation of the C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. The lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted us to terminate the agreement with IBM. In the third quarter of 1998, we recorded an additional $5.6 million asset impairment charge related to the Chattanooga, Tennessee operation. Strong offshore competition in the electronic package market made it uneconomical to have a manufacturing facility dedicated to the Chattanooga product line. Consequently, we wrote down the long-lived assets of the Chattanooga operation to their estimated fair value using the asset held for use model.

     Operating income. Our operating income for 1999 totaled $37.5 million, an increase of $13.4 million, or 55.6%, from $24.1 million for 1998. Our operating margin for 1999 was 10.3% compared with 12.1% for 1998, excluding the asset impairment charges. The decrease in operating margin was primarily attributable to nonrecurring costs associated with our spin-off from Graphic Packaging.

     Interest expense, net. Our interest expense for 1999 of $5.0 million compared with $4.1 million for 1998. Interest expense for both periods was a result of an allocation of debt from Graphic Packaging. In conjunction with the spin-off, we paid Graphic Packaging $200 million to satisfy intercompany obligations and as a one-time dividend. This payment was funded through borrowings under our $270 million credit facility.

     Income tax expense. Income tax expense for 1999 was $12.4 million compared with $7.7 million for 1998. Our consolidated effective tax rate was 38.3% for 1999 compared with 37.3% for 1998.

Liquidity and Capital Resources

     Our liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

     In December 1999, we negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility maturing in seven years. In January 2000, we used the credit facility to pay Graphic Packaging $200 million for intercompany borrowings and a one-time dividend. Additionally, we use the revolving credit facility to fund working capital, capital expenditures, and acquisitions.

     On July 20, 2000, we sold 3.0 million shares of common stock in a follow-on offering. We used the total net proceeds of $113.3 million from the offering to repay debt under the credit facility. On August 23, 2000, the underwriters of the follow-on public offering purchased 250,000 additional shares of our common stock. We used the total net proceeds of $9.4 million to repay debt under the credit facility. The credit facility required that 75% of the net proceeds be used to repay, ratably, the Senior Term A and Senior Term B facilities. The Company voluntarily used the remaining proceeds to repay borrowings under the revolving line of credit.

     Under the terms of the credit facility, Senior Term B note holders had the ability to reject any prepayment so long as there was a balance remaining on the Senior Term A facility. Accordingly, most of the Senior Term B note holders rejected the prepayment. Therefore, the net proceeds from the follow-on offering reduced the revolving line of credit by $30.6 million, extinguished the $81.3 million remaining on Term Loan A, and reduced Term Loan B by $10.8 million. There are no prepayment penalties under the credit facility.

     As a result of the repayment, our debt to capitalization ratio equaled 32.0% at December 31, 2000 compared with 77.1% at December 31, 1999. Our current ratio of 2.94 at December 31, 2000 compared with 2.51 at December 31, 1999.

     As of December 31, 2000, we had $75.2 million of borrowings available under the credit facility. We are subject to commitment fees of 0.375% on the unused borrowings under the revolving line of credit. The interest rate spreads on the credit facility vary based on the Company's financial performance. As of March 16, 2001, the interest rate on the revolving line of credit was LIBOR plus 1.5% and the interest rate on the Senior Term B facility was LIBOR plus 2.5%. As of December 31, 2000, the interest rates on the credit facilities were as follows:

  . 8.23% for the revolving line of credit; and . 9.23% for the Senior Term Loan B facility.

     The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility also requires that we comply with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants. We are currently in compliance with all covenants under the credit facility.

     On January 11, 2001, we amended our credit facility to increase the revolver to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

     Capital expenditures for the years ended December 31, 2000 and December 31, 1999 totaled $30.6 million and $14.6 million, respectively. We primarily funded the addition of production capacity, computerized manufacturing equipment and upgrades to existing computer systems.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Due to our limited use of derivative instruments, we do not expect the adoption of SFAS No. 133 to have a significant effect on the Company's results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. CoorsTek adopted SAB 101 in 2000.

Inflation

         Inflation has not had a material adverse effect on our results of operations.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are currently subject to interest rate risk on our existing senior credit facility. Our variable rate debt consists of borrowings made under our senior credit facility.

         We had $98.1 million of floating interest rate debt as of December 31, 2000. The Company also had one interest rate swap contract for a notional amount of $25.0 million to hedge a portion of the exposure to interest rate fluctuations related to the floating interest rate debt. As interest rates fluctuate, we may experience increases in interest expense that may materially impact financial results. For example, if interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $0.7 million. In the event of an adverse change in interest rates, we would likely take actions that would further mitigate our exposure to interest rate risk, through interest rate swaps or otherwise; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We maintain an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. We use interest rate swaps to convert a portion of our variable rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed rate borrowings been issued directly. The level of fixed rate debt, after the effects of interest rate swaps have been considered, is maintained at between 20% and 60% of total company debt.

         By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, it does not possess payment risk. We minimize the credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.

         In September 2000, we entered into a two year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our credit facility. At December 31, 2000, the fair value of the interest rate swap was $(0.4) million. In January 2001, we hedged our exposure to interest rate fluctuations with an additional $25.0 million, two year interest rate swap, with a fixed interest rate of 5.19%.

Item 8:  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Report of Independent Accountants                               34
Consolidated Statement of Income and Comprehensive Income       35
Consolidated Balance Sheet                                      36
Consolidated Statement of Cash Flows                            37
Consolidated Statement of Stockholders' Equity                  38
Notes to Consolidated Financial Statements                     39-53
Schedule II - Valuation and Qualifying Accounts                 54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CoorsTek, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoorsTek, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
January 23, 2001

                                COORSTEK, INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     (In thousand, except per share data)

                                                                   Year Ended December 31,
                                                                2000        1999        1998
                                                             ---------    ---------   ---------
Net sales                                                    $ 539,665    $ 365,061   $ 296,614
Cost of goods sold                                             415,256      274,398     222,906
                                                             ---------    ---------   ---------
Gross profit                                                   124,409       90,663      73,708

Selling, general and administrative                             66,408       53,202      37,758
Asset impairment charges                                            --           --      11,814
                                                             ---------    ---------   ---------
Operating income                                                58,001       37,461      24,136

Interest expense, net                                           15,136        4,981       3,524
                                                             ---------    ---------   ---------

Income before income taxes                                      42,865       32,480      20,612
Income tax expense                                              15,653       12,425       7,682
                                                             ---------    ---------   ---------
Income before extraordinary item                                27,212       20,055      12,930

Loss on debt extinguishment, net of $520 tax benefit              (886)          --          --
                                                             ---------    ---------   ---------
Net income                                                      26,326       20,055      12,930
                                                             ---------    ---------   ---------

Other comprehensive income (expense):

Minimum pension liability adjustment,
         net of $167 tax benefit                                    --           --        (281)
Foreign currency translation adjustments                          (991)          77         (56)
                                                              --------    ---------   ---------
         Comprehensive income                                 $ 25,335    $  20,132   $  12,593
                                                              ========    =========   =========

Net income per basic share of common stock:
         Income before extraordinary item                     $   3.15    $    2.81   $    1.81
         Loss on debt extinguishment                             (0.10)          --          --
                                                             ---------    ---------   ---------
     Net income per basic share of common stock              $    3.05    $    2.81   $    1.81
                                                             =========    =========   =========


Net income per diluted share of common stock:
         Income before extraordinary item                    $    3.08    $    2.81   $    1.81
         Loss on debt extinguishment                             (0.10)          --          --
                                                             ---------    ---------   ---------
     Net income per diluted share of common stock            $    2.98    $    2.81   $    1.81
                                                             =========    =========   =========

Weighted average shares outstanding - basic                      8,637        7,142       7,142
                                                             =========    =========   =========

Weighted average shares outstanding - diluted                    8,842        7,142       7,142
                                                             =========    =========   =========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                               December 31,          December 31,
                                                                                  2000                  1999
                                                                               -----------           -----------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $      -              $      --
    Accounts receivable, less allowance for doubtful
       accounts of $2,341 in 2000 and $2,765 in 1999                                75,915                50,318
    Inventories                                                                    101,973                73,015
    Deferred tax assets                                                              9,019                 9,118
    Other assets                                                                     8,159                 6,483
                                                                                 ---------             ---------
               Total current assets                                                195,066               138,934

Properties, net                                                                    151,250               142,898
Goodwill, less accumulated amortization of $6,056 in 2000 and
    $3,466 in 1999                                                                  40,975                39,601
Other noncurrent assets                                                              5,604                 6,057
                                                                                 ---------              ---------
    Total assets                                                                 $ 392,895              $ 327,490
                                                                                 =========              =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of debt                                                   $     900              $   8,400
    Accounts payable                                                                29,634                 15,846
    Accrued salaries and vacation                                                   19,150                 14,038
    Taxes other than income                                                          4,319                  3,959
    Other current liabilities                                                       12,437                 13,017
                                                                                 ---------              ---------
               Total current liabilities                                            66,440                 55,260

Long-term debt                                                                      97,230                191,600
Accrued postretirement benefits                                                     15,899                 15,489
Other long-term liabilities                                                          4,366                  5,753
                                                                                 ---------              ---------
    Total liabilities                                                              183,935                268,102
                                                                                 ---------              ---------

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding                                                     --                     --
Common stock, $0.01 par value, 100,000,000 shares authorized,
    10,539,080 and 7,141,984 shares issued and outstanding
    in 2000 and 1999, respectively                                                     105                     72
Paid-in capital                                                                    182,006                 57,802
Paid-in capital - warrants                                                           1,600                  1,600
Retained earnings                                                                   26,326                     --
Accumulated other comprehensive loss                                                (1,077)                   (86)
                                                                                 ---------              ---------
    Total stockholders' equity                                                     208,960                 59,388
                                                                                 ---------              ---------

Total liabilities and stockholders' equity                                       $ 392,895              $ 327,490
                                                                                 =========              =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                 Year Ended December 31,
                                                             2000          1999         1998
                                                           ---------     ---------    ---------
Cash flows from operating activities:
  Net income                                               $  26,326     $  20,055    $  12,930
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                            24,185        22,711       19,977
     Asset impairment charges                                     --            --       11,814
     Loss on debt extinguishment                               1,406            --           --
     Change in current assets and current
     liabilities and other:
        Accounts receivable                                  (25,138)       (5,027)       5,386

        Inventories                                          (28,630)       (7,321)      (1,640)

        Accounts payable                                      13,600         6,485       (5,460)
        Other                                                    494         1,497         (492)
                                                           ---------     ---------    ---------
Net cash provided by operating activities                     12,243        38,400       42,515
                                                           ---------     ---------    ---------

Cash flows from investing activities:
  Additions to properties                                    (30,625)      (14,561)     (26,890)
  Acquisitions, net of cash acquired                          (4,530)      (58,053)        (915)

  Other                                                          545        (1,629)       1,520
                                                           ---------     ---------    ---------
Net cash used in investing activities                        (34,610)      (74,243)     (26,285)
                                                           ---------     ---------    ---------

Cash flows from financing activities:

  Proceeds from issuance of debt                             299,692            --           --
  Payments on debt                                          (401,562)           --           --
  Proceeds from issuance of stock                            124,237            --           --
  Net capital contributions from (to) Parent                      --        18,640          (15)
                                                           ---------     ---------    ---------
Net cash provided by (used in) financing activities           22,367        18,640          (15)
                                                           ---------     ---------    ---------

Cash and cash equivalents:
  Net increase (decrease) in cash and cash
  equivalents                                                     --       (17,203)      16,215
  Balance at beginning of period                                  --        17,203          988
                                                           ---------     ---------    ---------
  Balance at end of period                                 $      --     $      --    $  17,203
                                                           =========     =========    =========

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                COORSTEK, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                             Paid-in                        Other
                                                Common         Paid-in       Capital       Retained     Comprehensive
                                                Stock          Capital       Warrants      Earnings     Income (Loss)     Total
                                               ---------      ---------      ---------     ---------    -------------   ---------
Balance at December 31, 1997                   $  10,000      $ 124,983      $      --     $  67,998      $     174     $ 203,155
Net income                                            --             --             --        12,930             --        12,930
Net capital distribution to Parent                    --        (49,923)            --            --             --       (49,923)
Minimum pension liability adjustment                  --             --             --            --           (281)         (281)
Cumulative translation adjustment                     --             --             --            --            (56)          (56)
                                               ---------      ---------      ---------     ---------      ---------     ---------
Balance at December 31, 1998                      10,000         75,060             --        80,928           (163)      165,825
Net income                                            --             --             --        20,055             --        20,055
Net capital contribution from Parent                  --          3,445             --            --             --         3,445
Issuance of warrants                                  --             --          1,600            --             --         1,600
Cumulative translation adjustment                     --             --             --            --             77            77
Spin-off recapitalization                         (9,928)       (20,703)            --      (100,983)            --      (131,614)
                                               ---------      ---------      ---------     ---------      ---------     ---------
Balance at December 31, 1999                          72         57,802          1,600            --            (86)       59,388
Net income                                            --             --             --        26,326             --        26,326
Issuance of stock                                     33        124,204             --            --             --       124,237
Cumulative translation adjustment                     --             --             --            --           (991)         (991)
                                               ---------      ---------      ---------     ---------      ---------     ---------
Balance at December 31, 2000                   $     105      $ 182,006      $   1,600     $  26,326      $  (1,077)    $ 208,960
                                               =========      =========      =========     =========      =========     =========

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General Information

          The accompanying financial statements and notes are based on the separate historical financial statements of CoorsTek, Inc., which was formerly named Coors Porcelain Company and operated its business as Coors Ceramics Company (the "Company" or "CoorsTek"). Prior to 2000, CoorsTek was a wholly owned subsidiary of Graphic Packaging International Corporation, which was formerly named ACX Technologies, Inc. ("Graphic Packaging" or "Parent"). At the close of business on December 31, 1999, Graphic Packaging distributed a dividend to its stockholders of all outstanding shares of CoorsTek common stock based on a ratio of one share of CoorsTek common stock for every four shares of Graphic Packaging common stock held.

          Established in 1910, CoorsTek develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineered plastics and precision-machined metals into components, assemblies and systems.

Note 2.   Summary of Significant Accounting Policies

          Basis of Presentation: The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in stockholders' equity of CoorsTek and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. CoorsTek was a wholly owned subsidiary of Graphic Packaging for 1998 and 1999. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments when appropriate.

          For 1998 and 1999, the consolidated financial statements include allocations of certain charges from Graphic Packaging for general management, legal, treasury, tax, internal audit, financial reporting, investor relations, environmental affairs and other miscellaneous services. Management believes the charges are a reasonable estimate of the costs that would have been incurred by CoorsTek on a stand-alone basis.

          Reclassifications: Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

          Inventories: Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out (FIFO) method. The classification of inventories, in thousands, was as follows:

                                               December 31,
                                            2000          1999
                                         ----------    ----------
     Finished                            $   43,681    $   30,856
     In process                              35,068        27,107
     Raw materials                           23,224        15,052
                                         ----------    ----------
          Total inventories              $  101,973    $   73,015
                                         ==========    ==========

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

         The cost of properties and related accumulated depreciation, in thousands, consisted of the following:

                                            December 31,
                                               2000                 1999
                                            -----------         ------------

         Land and improvements              $     7,775         $     7,724
         Buildings                               78,061              75,244
         Machinery and equipment                243,126             233,904
         Construction in progress                23,709              13,624
                                            -----------         -----------
                                                352,671             330,496
         Less: accumulated depreciation        (201,421)           (187,598)
                                            -----------         -----------
         Net properties                     $   151,250         $   142,898
                                            ===========         ===========

         Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense was $21.7 million in 2000, $20.7 million in 1999, and $19.0 million in 1998.

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

         Concentrations of Credit Risk: Sales to individual customers and industries potentially subject the Company to concentrations of credit risk. CoorsTek's largest customer, Applied Materials, accounted for 41.3%, 22.5% and 2.3% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively. The semiconductor industry accounted for 49.3%, 30.4% and 5.8% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively. No other customer or industry accounted for more than 10% of CoorsTek's net sales in 2000, 1999 or 1998. Accounts receivable to individual customers potentially subject the Company to concentrations of credit risk. Applied Materials accounted for 35.0% and 15.9% of CoorsTek's accounts receivable at December 31, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's accounts receivable at December 31, 2000 or 1999.

         Parent Allocations: Selling, general and administrative expense for 1999 and 1998 includes an allocation of $5.0 million and $4.7 million, respectively, for certain Graphic Packaging corporate expenses for general management, legal, treasury, tax, internal audit, financial reporting and environmental services. In determining the allocation of Graphic Packaging corporate costs, CoorsTek performed a review of 1) the services performed by Graphic Packaging, 2) headcount, facilities and sales comparisons and 3) management oversight provided to CoorsTek, as well as other factors.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-term debt at December 31, 1999 relates to the note issued to Graphic Packaging in connection with the spin-off (see Note 10). Net interest expense for the years ended December 31, 1999 and 1998 includes $5.0 million and $3.5 million, respectively, in connection with debt owed to Graphic Packaging.

     Environmental Expenditures: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

     Derivative Instruments and Hedging Activities: CoorsTek does not enter into financial instruments for trading or speculative purposes. The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. CoorsTek uses interest rate swaps to convert a portion of its variable rate debt to fixed rates. Interest rate swaps are accounted for on the accrual basis.

     Swap payments made or received are recognized as an adjustment to interest expense. By using derivative financial instruments to hedge exposures to changes in interest rates, CoorsTek exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes CoorsTek, which creates repayment risk for CoorsTek. When the fair value of a derivative is negative, CoorsTek owes the counterparty and, therefore, it does not possess payment risk. CoorsTek minimizes the credit (or repayment) risk in derivative instruments by 1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, 2) limiting the amount of exposure to each counterparty, and 3) monitoring the financial condition of its counterparties.

     In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its credit facility. At December 31, 2000, the fair value of the interest rate swap was $(0.4) million. In January 2001, the Company hedged its exposure to interest rate fluctuations with an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%.

     Earnings Per Share: Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for 1999 and 1998 have been calculated using the actual number of shares distributed on December 31, 1999. Following is a reconciliation of weighted average common shares outstanding, in thousands, for purposes of calculating basic and diluted net income per share:

                                                                   Year Ended December 31,
                                                                2000          1999          1998
                                                            -----------   -----------   -----------

     Weighted average shares outstanding - basic                 8,637         7,142         7,142
     Common stock equivalents                                      205             -             -
                                                            -----------   -----------   -----------
     Weighted average shares outstanding - diluted               8,842         7,142         7,142
                                                            ===========   ===========   ===========

     The diluted share base for the twelve months ended December 31, 2000 excludes 0.3 million incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of their exercise price.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Adoption of New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Due to our limited use of derivative instruments, we do not expect the adoption of SFAS No. 133 to have a significant effect on the Company's results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in 2000.

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

         On December 17, 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek Co., Ltd. for approximately $3.6 million. The Company's name was subsequently changed to CoorsTek Korea Co., Ltd. ("CoorsTek Korea"). The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $2.5 million is being amortized over 15 years. CoorsTek Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry.

         On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22.0 million in cash and 300,000 warrants to receive shares of Graphic Packaging's common stock at an exercise price equal to the fair market value at the date of close. Pursuant to the spin-off, these warrants were converted into warrants to purchase 168,767 shares of CoorsTek common stock at an exercise price of $22.22 per share. The acquisition has been accounted for under the purchase method of accounting, and goodwill of approximately $20.2 million is being amortized over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries.

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

         In May of 1998, CoorsTek acquired the assets of Pulsation Equipment for $0.9 million. The acquisition was accounted for under the purchase method of accounting, and goodwill of approximately $0.8 million is being amortized over 15 years. Located in Oklahoma City, Oklahoma, the operation manufactures stainless steel stabilizing components used in oil reclamation.

Note 4.  Asset Impairment Charges

         During 1998, CoorsTek recorded approximately $11.8 million in asset impairment charges. A $6.2 million charge was taken in March of 1998 in conjunction with the cancellation of the C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted CoorsTek to negotiate termination of the agreement with IBM. Consequently, CoorsTek wrote down the carrying value of fixed assets associated with this project to their discounted expected future cash flows of zero. During 1998, CoorsTek disposed of the C-4 fixed assets. The disposition of the C-4 assets had no additional impact on the operating results of CoorsTek. Prior to the impairment, these assets were included in the Advanced Materials segment.

         As a result of strong offshore competition in the electronic package market, CoorsTek recorded a $5.6 million asset impairment charge in September of 1998 at its Chattanooga, Tennessee operation. A review of estimated undiscounted future cash flows indicated the carrying amount of property, plant and equipment at Chattanooga may not be recoverable. Accordingly, the fixed assets were written down to fair value calculated by discounting expected future cash flows under the asset held for use model. These assets are included in the Advanced Materials segment.

Note 5.  Operating Leases

         CoorsTek has leases for a variety of equipment and facilities that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 2000, under non-cancelable operating leases with terms exceeding one year, are as follows:

                        Year                             Amount
                        ----                             ------

                        2001                           $  5,515
                        2002                              5,078
                        2003                              4,850
                        2004                              4,781
                        2005 and thereafter              13,498
                                                       --------
                             Total                      $33,722
                                                        =======

         Operating lease rentals for warehouse, production, office facilities and equipment amounted to $3.6 million, $1.7 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 6.  Income Taxes

         CoorsTek and its U.S. subsidiaries file a consolidated federal income tax return. In addition, CoorsTek files either consolidated or separate state income tax returns as required by each state. CoorsTek's foreign subsidiaries file separate returns with the applicable taxing authority.

         The components of income before income taxes, in thousands, were:

                                      Year Ended December 31,
                                   2000        1999       1998
                                 --------    --------   --------

     Domestic                    $ 42,883    $ 31,887   $ 20,319
     Foreign                          (18)        593        293
                                 --------   ---------   --------
     Total income before taxes   $ 42,865    $ 32,480   $ 20,612
                                 ========    ========   ========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Year Ended December 31,

                                                           2000        1999        1998
                                                         --------    --------    --------
Current provision:
     Federal                                             $  9,756    $ 11,879    $  9,209
     State                                                  2,041       1,842       1,764
     Foreign                                                  (11)        224          81
                                                         --------    --------    --------
          Total current tax expense                        11,786      13,945      11,054
                                                         --------    --------    --------
Deferred provision:

     Federal                                                3,628      (1,332)     (3,014)
     State                                                    239        (188)       (358)
                                                         --------    --------    --------
          Total deferred tax expense (benefit)              3,867      (1,520)     (3,372)
                                                         --------    --------    --------
Total income tax expense                                 $ 15,653    $ 12,425    $  7,682
                                                         ========    ========    ========

         Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities, in thousands, are as follows:

                                                             December 31,

                                                           2000        1999
                                                         --------    --------
     Deferred tax asset arising from:

          Depreciation and other property related          $    --    $   106
          Pension and employee benefits                     10,647     14,145
          Inventory                                          3,879      3,767
          All other                                          2,875      3,674
          Valuation allowance                                   --     (3,621)
                                                           -------    -------
               Gross deferred tax assets                    17,401     18,071
                                                           -------    -------
     Deferred tax liabilities arising from:
          Depreciation and other property related           10,238      6,034
          Pension and employee benefits                        690      1,734
          All other                                             43          6
                                                           -------    -------
               Gross deferred tax liabilities               10,971      7,774
                                                           -------    -------
     Net deferred tax asset                                $ 6,430    $10,297
                                                           =======    =======

         The $3.6 million valuation allowance decrease in 2000 is due to the write-off of the deferred tax asset and a corresponding valuation allowance related to the net operating losses of a subsidiary liquidated in prior years. It was determined in 2000 that the losses would never be utilizable by the consolidated group due to the IRC (S)382 limitations.

         The principal differences between the effective income tax rate and the U.S. statutory federal income tax rate were as follows:

                                                              Year Ended December 31,
                                                          2000         1999         1998
                                                          ----         ----         ----
     Expected tax rate                                    35.0%        35.0%        35.0%
     State income taxes (net of federal benefit)           4.1          3.5          4.9
     Federal tax credits                                  (3.0)         0.0         (2.2)
     Nontaxable income                                    (1.2)        (1.5)        (1.0)
     Foreign tax expense                                   0.8          0.0          0.1
     Non-deductible items                                  0.4          0.5          0.6
     Other--net                                            0.4          0.8         (0.1)
                                                          ----         ----        -----
     Effective tax rate                                   36.5%        38.3%        37.3%
                                                          ====         ====        =====

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Prior to 2000, CoorsTek and its U.S. subsidiaries filed a consolidated federal income tax return with Graphic Packaging. The Internal Revenue Service
(IRS) has completed its examination of Graphic Packaging's federal income tax returns through 1998. In the opinion of CoorsTek's management, adequate accruals have been provided for all income tax matters and related interest.

          CoorsTek has not provided for U.S. or additional foreign taxes on $5.7 million of undistributed earnings of its foreign subsidiaries. These undistributed earnings are considered to be reinvested indefinitely. If such earnings were repatriated, foreign tax credits should be available under current law to reduce or eliminate the resulting U.S. income tax liability.

          Graphic Packaging, CoorsTek and their respective subsidiaries previously executed a tax sharing agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. The tax sharing agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provides Graphic Packaging with a ruling from the IRS or an opinion of tax counsel acceptable to Graphic Packaging that the transaction will not adversely affect the tax-free nature of the spin-off. The transactions subject to these restrictions, which are not expected to materially impact CoorsTek's operating flexibility, consist of liquidations, mergers or consolidations of CoorsTek, redemptions by CoorsTek of certain amounts of its stock, sale of assets out of the ordinary course of business, discontinuance of certain businesses and certain issuances of CoorsTek's common stock. In addition, CoorsTek will agree to indemnify Graphic Packaging against any tax liability or other expense it may incur if the spin-off is determined to be taxable as a result of CoorsTek's breach of any covenant or representation contained in the tax sharing agreement or CoorsTek's action in effecting such transactions. By its terms, the tax sharing agreement will terminate when the statutes of limitations under applicable tax laws expire.

Note 7.   Stock Compensation

          CoorsTek has a stock option and incentive plan, which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, performance awards and annual incentive awards to certain key employees. Generally, options outstanding under the stock option and incentive plan are subject to the following terms: 1) grant price equal to 100% of the fair value of the stock on the date of grant;
2) ratable vesting over a three-year service period; and 3) maximum term of ten years from the date of grant.

          Graphic Packaging had an equity incentive plan that provided for the granting of nonqualified stock options and incentive stock options to certain key employees of CoorsTek prior to the spin-off. The equity incentive plan also provided for the granting of restricted stock, bonus shares, stock units and offers to officers of Graphic Packaging to purchase stock. On December 31, 1999, in conjunction with the spin-off, those CoorsTek employees who had Graphic Packaging vested and unvested stock options were granted substitute CoorsTek stock options that were equal in value to the original Graphic Packaging options granted. CoorsTek did not incur any compensation charges because 1) the aggregate intrinsic value of the options did not change, 2) the ratio of the exercise price per option to the market value per share did not change, and 3) the vesting provisions and option period of the original grant did not change.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Stock option transactions for the years ended December 31, 2000, 1999 and 1998 were as follows (shares in thousands):

                                                             2000                      1999                    1998
                                              -----------------------------------------------------------------------
                                                           Weighted                  Weighted                Weighted
                                                           Average                   Average                 Average
                                                           Exercise                  Exercise                Exercise
                                              Shares        Price        Shares       Price        Shares     Price
                                              -----------------------------------------------------------------------
Options outstanding at January 1               1,146       $27.79          675       $31.25          556       $29.42
Granted                                         391        $25.05          509       $23.48          125       $39.06
Exercised                                      (120)       $24.57           --           --           (6)      $24.31
Expired or forfeited                            (67)       $30.40          (38)      $31.48           --           --
                                              -----------------------------------------------------------------------
Options outstanding at December 31             1,350       $27.16        1,146       $27.79          675       $31.25
                                              =======================================================================
Exercisable at December 31                      925        $27.87          567       $29.78          482       $28.64
                                              =======================================================================
Available for future grant                      669                      1,000                        --
                                              =====                      =====                       ===

          In 1998, shares available for future grant were pursuant to the Graphic Packaging equity incentive plan.

          The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (shares in thousands):

                                  Options Outstanding                                                Options Exercisable
-------------------------------------------------------------------------------------------    ----------------------------------
                                                Weighted Average               Weighted                               Weighted
  Range of Exercise          Number                Remaining                    Average           Number               Average
      Prices               Of Shares            Contractual Life            Exercise Price      Of Shares          Exercise Price
-------------------------------------------------------------------------------------------    ----------------------------------
  $17.11 to $24.33            389                  6.8 years                    $20.66             210                  $21.32
  $24.44                      360                  8.1 years                    $24.44             333                  $24.44
  $24.62 to $32.89            414                  6.1 years                    $29.96             245                  $31.31
  $34.22 to $48.11            187                  7.0 years                    $39.69             137                  $40.03
------------------          -----                  ---------                    ------            ----                  ------
  $17.11 to $48.11          1,350                  7.0 years                    $27.16             925                  $27.87
==================          =====                  =========                    ======            ====                  ======

          The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option and incentive plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," compensation expense, net of income tax, of $1.6 million, $1.0 million and $0.8 million would have been recorded for 2000, 1999, and 1998, respectively. Pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                       2000            1999            1998
                                       -----------------------------------------
Net income in thousands:
     As reported                         $26,326         $20,055         $12,930
     Pro forma                           $24,751         $19,043         $12,120
Basic Earnings per share:
     As reported                         $  3.05         $  2.81         $  1.81
     Pro forma                           $  2.87         $  2.67         $  1.70
Diluted Earnings per share:
     As reported                         $  2.98         $  2.81         $  1.81
     Pro forma                           $  2.80         $  2.67         $  1.70

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: 1) dividend yield of 0%; 2) expected volatility of 34.8% in 2000, 31.0% in 1999 and 28.1% in 1998; 3) risk-free interest rate ranging from 5.3% to 5.5% in 2000, 5.7% to 6.7% in 1999 and 4.8% to 4.9% in 1998; and 4) expected life of 3 years to 8.94 years in 2000, 3 years to 9.11 years in 1999 and 3 years to 8.57 years in 1998. The weighted average per share fair value of options granted during 2000, 1999, and 1998 was $25.05, $23.48, and $39.06, respectively.

Note 8.   Retirement and Other Postretirement Benefit Plans

          Pension Plan: CoorsTek provides a defined benefit retirement plan for substantially all of its employees. CoorsTek manages the plan, including plan assets, which consist primarily of equity and interest-bearing investments. Benefits are based on years of service and average base compensation levels over a period of years. The Company's funding policy is to contribute annually not less than the ERISA minimum funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes.

          Retiree Medical Plan:   In addition to receiving pension benefits,
CoorsTek employees may participate in a medical plan, which provides health care and life insurance benefits to eligible retirees and their dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits substantially similar to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. This plan is not funded.

          401(k) Plan: Eligible employees of CoorsTek may participate in CoorsTek's 401(k) plan in which employees can contribute up to 18% of annual eligible compensation subject to certain regulatory and plan limitations. The Company matches 50% of the first 2% of the employees' contributions. Expense related to the 401(k) match was $1.0 million in 2000, and $0.7 million in 1999 and 1998.

          The following table sets forth the estimated change in benefit obligation, change in plan assets, funded status, net periodic benefit cost and other information applicable to the CoorsTek, Inc. Retirement Plan and retiree medical coverage. All information, except interest rates, is in thousands.

                                                                 Pension Benefits             Other Benefits
                                                                2000          1999         2000           1999
                                                             ----------    ----------   ---------      ----------
Change in benefit obligation:
     Benefit obligation at beginning of year                 $  97,294    $  97,815      $  13,280    $  13,162
     Service cost                                                2,992        2,407            409          341
     Interest cost                                               7,694        7,000          1,002          833
     Actuarial loss (gain)                                       5,429       (5,393)          (935)        (738)
     Benefits paid                                              (5,672)      (4,535)          (857)        (318)
                                                             ---------    ---------      ---------    ---------
     Benefit obligation at end of year                         107,737       97,294         12,899       13,280
                                                             ---------    ---------      ---------    ---------
Change in plan assets:
     Fair value of plan assets at beginning of year             97,041       77,229             --           --
     Actual return on plan assets                               (7,232)      17,056             --           --
     Company contributions                                       4,495        7,291             --           --
     Benefits paid                                              (5,672)      (4,535)            --           --
                                                             ---------    ---------      ---------    ---------
     Fair value of plan assets at end of year                   88,632       97,041             --           --
                                                             ---------    ---------      ---------    ---------
Funded status                                                  (19,105)        (253)       (12,899)     (13,280)
Unrecognized actuarial loss (gain)                              16,511       (5,139)        (2,603)      (2,175)
Unrecognized prior service cost                                  3,502        3,659           (396)        (594)
                                                             ---------    ---------      ---------    ---------
Net prepaid (accrued) benefit cost                           $     908    $  (1,733)     $ (15,898)   $ (16,049)
                                                             =========    =========      =========    =========

                                 COORTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Pension Benefits           Other Benefits
                                                                               2000          1999          2000         1999
                                                                            ----------    ----------    -----------   ----------
Amounts recognized in the Consolidated Balance Sheet consist of:
     Net prepaid (accrued) benefit cost                                         $908         $(1,733)    $(15,898)     $(16,049)
     Intangible asset                                                             --              --           --            --
                                                                            ----------     ---------     --------     ---------
     Net amount recognized                                                      $908         $(1,733)    $(15,898)     $(16,049)
                                                                            ==========     =========     ========      ========

Weighted average assumptions at year end:
     Discount rate                                                              7.75%           6.80%        7.75%         6.80%
     Expected return on plan assets                                             9.75%           9.75%          --            --
     Rate of compensation increase                                              5.25%           4.30%          --            --

         For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease by 0.5% per annum to 4.75% and remain at that level thereafter. All information is in thousands.

                                                            Pension Benefits                   Other Benefits
                                                    2000         1999         1998        2000      1999        1998
                                                  --------     --------     --------     ------    ------      ------
Components of net periodic benefit cost
     Service cost                                 $  2,992       $  2,407    $ 2,290     $  409    $  341       $ 338
     Interest cost                                   7,694          7,000      6,439      1,002       832         892
     Actual return on plan assets                    7,232        (17,056)      (843)        --        --         --
     Amortization of prior service costs               625            644        651       (198)     (689)       (198)
     Recognized actuarial loss (gain)              (16,776)        10,445     (6,082)      (507)       --        (481)
                                                  --------       --------    -------     ------    ------       -----
     Net periodic benefit cost                    $ $1,767       $  3,440    $ 2,455     $  706    $  484       $ 551
                                                  ========       ========    =======     ======    ======       =====

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects, in thousands:

                                                                      1% Point      1% Point
                                                                      Increase      Decrease
                                                                      --------      --------
     Effect on total of services and interest cost components          $   75         $   70
     Effect on postretirement benefit obligation                          875            775

Note 9.   Supplemental Cash Flow Information

         All information in the following supplemental cash flow table is in thousands.

                                                              Year Ended December 31,
                                                          2000           1999           1998
                                                       ----------     ---------      ---------
     Total interest incurred and expensed               $  15,171      $  5,066       $  4,125
     Interest paid                                         14,519         4,975          4,000
     Income taxes paid                                     11,440        12,576         11,882

         Non-cash investing activities: See description of non-cash investing activities with Graphic Packaging in Note 10.

                                 COORTEK, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Related Party Transactions

         During 1999 and 1998, CoorsTek, as Graphic Packaging's wholly owned subsidiary, engaged in several related party transactions with Graphic Packaging and its subsidiaries. These included, but were not limited to, participation in Graphic Packaging's cash management system, benefiting from administrative services provided by Graphic Packaging, intercompany debt allocations, payments of dividends, miscellaneous asset and liability transfers between the entities as well as miscellaneous capital contributions of other forms between the entities. The average amount due to Graphic Packaging during 1999 and 1998 was $87.5 million and $45.8 million, respectively. At December 31, 1999 and 1998, the Company owed Graphic Packaging $200.0 million and $50.0 million, respectively.

         On December 31, 1999, CoorsTek issued to Graphic Packaging a $200 million, 8.9%, note, which was paid on January 4, 2000. This note was for the payment of a $131.6 million dividend and $68.4 million of intercompany obligations. For 1998, no dividends were paid to Graphic Packaging. Net capital contributions from Graphic Packaging, in thousands, consisted of:

                                                                Year Ended December 31,
                                                             1999                    1998
                                                        ---------------        ----------------
       Assets transferred from Parent                      $     3,445           $         13
       Bonuses paid in common stock of Parent                        -                     79
       Transfer of long-term debt from Parent                        -                (50,000)
       Capital contribution to Parent                                -                    (15)
                                                        ---------------        ----------------
               Total net capital contributions             $     3,445             $  (49,923)
                                                        ===============        ================

         Operating leases paid to related parties were $0.7 million in 2000 and $0.3 million in 1999.

Note 11.   Indebtedness

         Long-term debt, in thousands, consisted of the following:

                                                                Year Ended December 31,
                                                              2000                   1999
                                                        ----------------      ------------------
Note to parent                                            $            -          $     200,000
Revolving credit facility due through 2004                        19,820                      -
Senior Term B facility due through 2006                           78,310                      -
                                                        ----------------      -----------------
                Total debt                                        98,130                200,000
Less current maturities                                              900                  8,400
                                                        ----------------      -----------------
                Total long-term debt                       $      97,230          $     191,600
                                                        ================      =================

         In December 1999, CoorsTek negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility, maturing in seven years.

         On July 20, 2000, CoorsTek sold 3.0 million shares of common stock in a follow-on offering. The Company used the total net proceeds of $113.3 million from this offering to repay debt under the $270.0 million credit facility. On August 23, 2000, the underwriters of the follow-on public offering purchased 250,000 additional shares of CoorsTek common stock. The Company used the total net proceeds of $9.4 million to repay debt under the $270.0 million credit facility. Under the terms of the credit facility, Senior Term B note holders had the ability to reject any prepayment so long as there was a balance remaining on the Senior Term A facility. Accordingly,

                                 COORTEK, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

most of the Senior Term B note holders rejected the prepayment. Therefore, the net proceeds from the follow-on offering reduced the revolving line of credit by $30.6 million, extinguished the $81.3 million remaining on the Senior Term A facility, and reduced the Senior Term B facility by $10.8 million. As a result of the $122.7 million debt repayment, an extraordinary loss of $886,000, net of taxes of $520,000, was recorded during the third quarter of 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs.

        The credit facility has a commitment fee of 0.375% on the unused portion of the revolving line of credit. The interest rate spreads on the credit facility vary based on the Company's financial performance. As of December 31, 2000, the interest rates on the credit facilities were as follows:

     . 8.23% for the revolving line of credit; and . 9.23% for the Senior Term Loan B facility.

        The credit facility is collateralized by the accounts receivable and inventory of the Company. The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility also requires that we comply with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants.

        On January 11, 2001, the Company amended its credit facility to increase the revolver to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

         At December 31, 2000, the Company had $19.8 million of borrowings outstanding under the revolving line of credit, which is due in 2004. The required principal payments on the Term B portion of the credit facility are as follows, in thousands:

      Year                         Amount
      ----                         ------

       2001                         $ 900
       2002                           900
       2003                           900
       2004                           900
       2005 and thereafter         74,710
                                  -------
      Total                       $78,310
                                  =======


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

          In the ordinary course of business, the Company is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, the Company is vigorously defending itself. The Company does not believe that the outcome of these matters will have a material adverse impact on its financial condition or results of operations.

          CoorsTek received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of CoorsTek, Coors Components, Inc. (CCI). Colorado state environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. The contamination is believed to have occurred prior to CoorsTek's ownership of CCI, which was sold in November 1987. Although the Company does not believe it is responsible for the contamination or the clean up, it agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. CoorsTek will be

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. The Company does not have a firm estimate of the total potential clean up costs, but based on site specific information developed within the past six months, it believes that the total remediation cost will be in excess of the earlier projected cost of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the state of Colorado reach final agreement on clean up standards and long-term monitoring and reporting requirements. Notwithstanding this uncertainty, CoorsTek does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

     A Unilateral Administrative Order (the Order) issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park Site has been negotiated and signed by all parties participating in the Rocky Flats Industrial Park group (the Group). Under the Order, the Group performed an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA selected a remedy consisting of removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. The Company estimates that the remedy will cost between $0.4 million and $0.6 million.

     Some of CoorsTek's facilities have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. CoorsTek cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, CoorsTek believes that any liability with respect to these sites would not be material to the financial condition and results of operations of CoorsTek. There can be no certainty, however, that CoorsTek will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     On August 12, 1999, six current and former employees sued one of the Company's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in the Company's favor on a motion for summary judgment. An appeal has been filed with the U.S. Court of Appeals for the Eighth Circuit. In the second case, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. This motion has been pending for over one year and recently was denied by the court. Plaintiffs, however, have been given another chance to attempt to certify the case as a class action. CoorsTek expects a ruling on the motion for class action some time in 2001. The Company's preliminary evaluation indicates the remaining case is largely without merit, however, the Company does not have sufficient information to determine the ultimate outcome or any potential liability related to these claims.

Note 13.   Segment Information

     Prior to 1999, the Company operated as a single segment that consisted primarily of advanced ceramic products. In 1999, the Company acquired Edwards Enterprises and Precision Technologies (see Note 3). These companies manufacture precision-machined parts primarily for the semiconductor industry. As a consequence of acquiring these companies and the resultant significance of the semiconductor industry to the Company, the Company changed its internal reporting to track two segments separately: Semiconductor and Advanced Materials. The Semiconductor segment produces both ceramic and non-ceramic products that are used in the semiconductor industry. The Advanced Materials segment produces primarily ceramic products that are used outside the semiconductor industry.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accounting policies of the segments are the same as those described in Note 2 and there are generally no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments, in thousands, as of and for the years ended December 31:

                                                             Depreciation
                                    Net          Gross           and                           Capital
                                   Sales        Profit       Amortization       Assets       Expenditures
                                 --------    -----------   ---------------    ----------   ----------------
2000
Semiconductor                     $266,221      $ 63,074      $   5,912       $164,853        $  17,652
Advanced Materials                 273,444        61,335         18,273        228,042           12,973
                                  --------      --------      ---------       --------        ---------
     Consolidated total           $539,665      $124,409      $  24,185       $392,895        $  30,625
                                  ========      ========      =========       ========        =========

1999
Semiconductor                     $111,099      $ 31,953      $   2,494       $ 79,845        $   4,043
Advanced Materials                 253,962        58,710         20,217        247,645           10,518
                                  --------      --------      ---------       --------        ---------
     Consolidated total           $365,061      $ 90,663      $  22,711       $327,490        $  14,561
                                  ========      ========      =========       ========        =========

1998
Semiconductor                     $ 17,061      $  4,976      $   1,337       $ 20,626        $   1,015
Advanced Materials                 279,553        68,732         18,640        257,733           25,875
                                  --------      --------      ---------       --------        ---------
     Consolidated total           $296,614      $ 73,708      $  19,977       $278,359        $  26,890
                                  ========      ========      =========       ========        =========

Gross sales by customer billing location were as follows, in thousands:

                                                     Year Ended December 31,
                                               2000            1999           1998
                                           ------------    ------------   ------------
     U.S.                                   $468,545        $304,599        $224,295
     Europe                                   43,470          35,896          39,338
     Asia                                     29,186          20,507          19,975
     Canada                                   11,354           8,995           8,446
     Other foreign                            14,793           7,279           6,696
     Less: discounts and allowances          (27,683)        (12,215)         (2,136)
                                           ---------       ---------       ---------
         Total                              $539,665        $365,061        $296,614
                                           =========       =========       =========


Long-lived assets, consisting of net property, plant and equipment and goodwill, in thousands:

                                                          December 31,
                                               2000            1999          1998
                                           ------------    ------------   ----------
     U.S.                                   $184,018        $174,728        $151,636
     Europe                                    3,291           3,705           3,486
     Asia                                      4,344           4,066              --
     Other foreign                               572              --              --
                                            --------        --------        --------
     Total                                  $192,225        $182,499        $155,122
                                            ========        ========        ========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Quarterly Financial Information (unaudited)

          The following table summarizes selected quarterly financial information, in thousands, except per share data, for each of the two years in the periods ended December 31, 2000 and 1999.

                                                          First      Second      Third        Fourth        Year
                                                        --------    --------    --------     --------     --------
     2OO0
     Net Sales                                          $120,819    $127,371    $136,547     $154,928     $539,665
     Cost of goods sold                                   93,400      97,558     102,420      121,878      415,256
                                                        --------    --------    --------     --------     --------
     Gross profit                                         27,419      29,813      34,127       33,050      124,409
     Selling, general and administrative                  14,449      15,943      18,810       17,206       66,408
                                                        --------    --------    --------     --------     --------
     Operating income                                     12,970      13,870      15,317       15,844       58,001
     Interest expense, net                                 4,713       4,916       2,950        2,557       15,136
                                                        --------    --------    --------     --------     --------
     Income before income taxes                            8,257       8,954      12,367       13,287       42,865
     Income tax expense                                    3,055       3,311       4,578        4,709       15,653
                                                        --------    --------    --------     --------     --------
     Income before extraordinary item                      5,202       5,643       7,789        8,578       27,212
     Loss on debt extinguishment, net of $520
     tax benefit                                               -           -        (886)          --         (886)
                                                        --------    --------    --------     --------     --------
     Net income                                         $  5,202    $  5,643    $  6,903     $  8,578     $ 26,326
                                                        ========    ========    ========     ========     ========

     Net income per basic share of common stock:
            Income before extraordinary item            $   0.73    $   0.79    $   0.80     $   0.82     $   3.15
            Loss on debt extinguishment                       --          --       (0.09)          --        (0.10)
                                                        --------    --------    --------     --------     --------
        Net income per basic share of common stock      $   0.73    $   0.79    $   0.71     $   0.82     $   3.05
                                                        ========    ========    ========     ========     ========

     Net income per diluted share of common stock
            Income before extraordinary item            $   0.72    $   0.76    $   0.78     $   0.81     $   3.08
            Loss on debt extinguishment                        -           -       (0.09)          --        (0.10)
                                                        --------    --------    --------     --------     --------
        Net income per diluted share of common stock    $   0.72    $   0.76    $   0.69     $   0.81     $   2.98
                                                        ========    ========    ========     ========     ========

     Weighted average shares outstanding - basic           7,143       7,170       9,709       10,483        8,637
                                                        ========    ========    ========     ========     ========
     Weighted average shares outstanding - diluted         7,220       7,442      10,037       10,622        8,842
                                                        ========    ========    ========     ========     ========

                                                          First      Second      Third        Fourth        Year
                                                        --------    --------    --------     --------     --------
     1999
     Net sales                                          $ 76,579    $ 95,411    $ 94,946     $ 98,125     $365,061
     Cost of goods sold                                   58,305      71,646      70,504       73,943      274,398
                                                        --------    --------    --------     --------     --------
     Gross profit                                         18,274      23,765      24,442       24,182       90,663
     Selling, general and administrative                   9,008      13,180      13,768       17,246       53,202
                                                        --------    --------    --------     --------     --------
     Operating income                                      9,266      10,585      10,674        6,936       37,461
     Interest expense,  net                                  701       1,602       1,328        1,350        4,981
                                                        --------    --------    --------     --------     --------
     Income before income taxes                            8,565       8,983       9,346        5,586       32,480
     Income tax expense                                    3,355       3,137       3,609        2,324       12,425
                                                        --------    --------    --------     --------     --------
     Net income                                         $  5,210    $  5,846    $  5,737     $  3,262     $ 20,055
                                                        ========    ========    ========     ========     ========

     Net income per share of common stock (1)           $   0.73    $   0.82    $   0.80     $   0.46     $   2.81
                                                        ========    ========    ========     ========     ========

     Weighted average shares outstanding (1)               7,142       7,142       7,142        7,142        7,142
                                                        ========    ========    ========     ========     ========

          (1) Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for each period presented for 1999 have been calculated using the actual number of shares distributed on December 31, 1999

                                  SCHEDULE II

                                COORSTEK, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


         The following summarizes the changes to allowance for doubtful receivables (deducted from accounts receivable), in thousands, for each of the three years ended December 31:

                                         Additions
                  Balance at          charged to costs                             Balance at end
               beginning of year        and expenses        Other     Deductions       of year
            ----------------------  -------------------  ----------  ------------  --------------
        2000              $  2,765                1,117        (15)       (1,526)        $  2,341
        1999              $  1,839                1,757          8          (839)        $  2,765
        1998              $  1,993                  547         (5)         (696)        $  1,839

Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

          None.


                                   PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections titled "Nominees for Director," "Compensation of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

          The following are brief biographies of our officers:

          Executive Officers
          ------------------

          John K. Coors, 44, has been our President since October 1998 and our director since January 2000. In November of 2000, Mr. Coors was elected to the additional roles of Chairman of the Board and Chief Executive Officer. Mr. Coors was the Chief Executive Officer of Golden Genesis Company (a former publicly traded, majority owned subsidiary of Graphic Packaging), from January 1997 to October 1998, and President of Golden Photon, Inc. from July 1992 to January 1997. From January 1992 to July 1992, he served as Vice President and Plant Manager of Coors Brewing Company's Memphis, Tennessee brewery. Mr. Coors received a B.S. in Chemical Engineering from the Colorado School of Mines, a M.S. in Biochemistry from the University of Texas at Austin and a Ph.D. in Engineering from the Technical University of Munich.

          Derek C. Johnson, 40, has been our Executive Vice President of Sales, Marketing and Operations since August 1999. Mr. Johnson was Vice President of Sales and Marketing from October 1998 to August 1999, Vice President of Golden Operations from 1997 to 1998 and Manager of Manufacturing for Golden Operations from 1992 to 1997. Mr. Johnson received a Higher National Diploma in Electrical Engineering from the KirkCaldy Technical College of Scotland and a M.B.A. from the University of Denver.

          Joseph G. Warren, Jr., 55, has been our Chief Financial Officer and Treasurer since August 1999 and our Secretary since October 2000. Mr. Warren was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of White Electronics & Designs, Inc., a semiconductor manufacturer, from 1995 to July 1999. From 1994 to 1995 he served as Vice President and Chief Financial Officer of Axxess Technologies, Inc., a manufacturer of key duplicating machines, and from 1993 to 1994 he served as Secretary, Treasurer and Vice President of Golden Technologies Company, Inc., a wholly owned subsidiary of Graphic Packaging. From 1992 to 1993, Mr. Warren was President of Coors Ceramicon Designs, Ltd., our subsidiary, and our Vice President from 1985 to 1992. Mr. Warren received a B.S. in Accounting from Arizona State University.

          Other Officers
          --------------

          Mark J. Bernhard, 39, has been our Vice President of Operations for Semiconductor since August 2000. Mr. Bernhard joined the Company in March 1999 as Managing Director when we acquired Precision Technologies. Prior to the acquisition of Precision Technologies, Mr. Bernhard was a Partner of Precision Technologies from 1988 to 1999. Mr. Bernhard completed a five year formal Engineering Apprentice Program from Planzee School in Reutte, Austria.

          Rich A. Bilancia, 53, has been our Vice President of Information Technology since June 2000. Mr. Bilancia was an independent consultant, specializing in Activity Based Cost Management from August 1985 to June 2000. He received a B.S. in Economics and a M.B.A. in Accountancy from the University of Denver.

          Jeffrey C. Brines, 43, has been our Vice President of Accounting since February 2000. Mr. Brines engaged in private investment activities from August 1999 to February 2000. He was the Vice President and Chief Financial Officer of Golden Genesis Company from January 1997 to August 1999 and served as Plant Manager of Golden Photon, Inc. (a wholly owned subsidiary of Graphic Packaging) from August 1994 to January 1997. He received a B.B.A. and M.B.A. from Regis University.

          J. Mark Chenoweth, 37, has been our Vice President of Operations for Advanced Materials since August 2000. Mr. Chenoweth joined CoorsTek at the Norman, Oklahoma facility in April 1986. Mr. Chenoweth was our Managing Director of South East Operations from March 1998 to August 2000 and he served as General Manager for the Oklahoma and Texas facilities from October 1995 to March 1998. He received a B.S. in Chemical Engineering in 1987 from the University of Oklahoma.

          Janet D. Comerford, 43, has been our Vice President of Human Resources and Environmental Health and Safety since August 1998. Ms. Comerford was our Regional Human Resources Manager from April 1997 to August 1998, served as Manager of Administration from April 1994 to April 1997 and was a Production Manager from April 1991 to April 1994. Ms. Comerford received a B.B.A. from the University of Arizona.

          Mark A. Petty, 42, has been our Vice President of Sales and Marketing for Semiconductor since November 2000. He joined CoorsTek in January 1983 and has held various positions in sales and marketing. Mr. Petty was our Director of Operations at our Oregon facility from July 1996 to October 2000 and European Sales Manager from February 1993 to June 1996. Mr. Petty has a B.S. in Business Management and Marketing from Mesa State College in Grand Junction, Colorado.

          Dean A. Rulis, 53, has been our Vice President of Acquisitions and Technology since October 1998. He was President and General Manager of Wilbanks International, Inc. (our wholly owned subsidiary) from December 1997 to October 1998, our Vice President of New Business Development from July 1997 to December 1997, and President of Golden Technologies Company, Inc. from 1992 to 1997. Mr. Rulis received a B.S. in Mechanical Engineering from Purdue University.

          James P. Sufka, 38, has been our Vice President of Sales and Marketing for Advanced Materials since August 2000. Mr. Suffice joined CoorsTek in December 1993 as the New Business Development Manager and has held sales and operational positions across various product lines and business units. From November 1998 to August 2000, Mr. Suffice was our Director of Sales and Marketing for Electronic Products and from August 1998 to October 1998 he was the General Manager of our McIntyre Operations. Mr. Suffice received a B.S. degree in Ceramic Engineering from Iowa State University in 1986 and a M.B.A. degree in Marketing from the University of Chicago in 1992.

Item 11:  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth in the section titled "Executive Compensation" in our 2001 proxy statement.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2001 proxy statement.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our 2001 proxy statement.

                                    PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

1.  Financial statements

          The information required by this item is included in Item 8 of this Annual Report on Form 10-K.

 2. Financial statement schedules

          The information required by this item is included in Item 8 of this Annual Report on Form 10-K.

3.  Exhibits

          The following exhibits are filed as part of this report or are incorporated by reference.

Exhibit Number        Description
--------------        -----------
2.1                   Distribution Agreement*
3.1                   Certificate of Incorporation of CoorsTek, Inc.**
3.2                   Bylaws of CoorsTek, Inc.**
4.1                   Rights Agreement*
4.3                   Certificate of Designation, Preferences and Rights of
                      Series A Junior Participating Preferred Stock*

10.1                  Description of Officers' Life Insurance Program**
10.2                  CoorsTek, Inc. Stock Option and Incentive Plan**
10.3                  Amendment No. 1 to CoorsTek, Inc. Stock Option and
                      Incentive Plan***
10.4                  CoorsTek, Inc. Executive Deferred Compensation Plan**
10.5                  CoorsTek, Inc. Employee Stock Purchase Plan, as amended***
10.6                  Tax Sharing Agreement*
10.7                  Environmental Responsibility Agreement*
10.8                  Master Transition Materials and Services Agreement*
10.9                  Amended Salary Continuation Agreement for John K. Coors**
10.10                 Amended Salary Continuation Agreement for Joseph Coors,
                      Jr.**
10.11                 Employment Agreement for John K. Coors**
10.12                 Employment Agreement for Derek C. Johnson**
10.13                 Employment Agreement for Joseph Coors, Jr.**
10.14                 Employment Agreement for Joseph G. Warren, Jr.**
10.15                 Employment, Severance and Legal Release for Katherine A.
                      Resler
10.16                 CoorsTek, Inc. Revolving Credit and Term Loan
                      Agreement****
10.17                 Amendment No. 1 to CoorsTek, Inc. Revolving Credit and
                      Term Loan Agreement
21.1                  List of subsidiaries
23.1                  Consent of PricewaterhouseCoopers LLP, Independent
                      Accountants


-------------
* Incorporated by reference to amendment number 1 to CoorsTek's registration statement on Form 10, filed December 2, 1999 (SEC file No. 000-27579).

** Incorporated by reference to amendment number 2 to CoorsTek's registration statement on Form 10, filed December 14, 1999 (SEC file No. 000-27579).

*** Incorporated by reference to CoorsTek's proxy statement on Schedule 14A to be filed in connection with its 2001 annual meeting of stockholders.

**** Incorporated by reference to CoorsTek's report on Form 10-K, filed March
     30, 2000 (SEC file No. 000-27579).


(b)  Reports on Form 8-K

       CoorsTek did not file any Current Reports on Form 8-K in the quarter ended December 31, 2000.

                                  Signatures
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CoorsTek, Inc.


Date:   March 16, 2001:                 By /s/ John K. Coors
     -----------------                  ---------------------
                                        John K. Coors
                                        Chairman, President and Chief Executive
                                        Officer

Date:   March 16, 2001:                 By /s/ Joseph G. Warren, Jr.
     ------------------                 -----------------------------
                                        Joseph G. Warren, Jr.
                                        Chief Financial Officer, Secretary and
                                        Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:   March 16, 2001:                 By /s/ John K. Coors
     -----------------                  --------------------
                                        John K. Coors
                                        Chairman, President, Chief Executive
                                        Officer and Director

Date:   March 16, 2001:                 By /s/ John E. Glancy
     -----------------                  -----------------------
                                        John E. Glancy
                                        Director

Date:   March 16, 2001:                 By /s/ W. J. Kitchen
     -----------------                  -----------------------
                                        W.J. Kitchen
                                        Director

Date:   March 16, 2001:                 By /s/ John Markle, III
     -----------------                  ------------------------
                                        John Markle, III
                                        Director

Date:   March 16, 2001:                 By /s/ Donald E. Miller
     -----------------                  -------------------------
                                        Donald E. Miller
                                        Director

Date:   March 16, 2001:                 By /s/ Kimberly S. Patmore
     -----------------                  ----------------------------
                                        Kimberly S. Patmore
                                        Director

Date:   March 16, 2001:                 By /s/ Robert L. Smialek
     -----------------                  -------------------------
                                        Robert L. Smialek
                                        Director