Form 10-Q
period 2001-03-31
COORSTEK INC
filed 2001-05-14
CIK 1095603

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________.
Commission file number:  0-20704

                                 CoorsTek, Inc.
             (Exact name of registrant as specified in its charter)

  Delaware                                                84-0178380
  (State of incorporation)                  (I.R.S. Employer Identification No.)

  16000 Table Mountain Parkway, Golden, Colorado                 80403
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

  Yes [X]         No [ ]

There were 10,602,653 shares of common stock outstanding as of May 1, 2001.

                         Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      COORSTEK, INC.
                             CONSOLIDATED STATEMENT OF INCOME
                          (In thousands, except per share data)
                                       (unaudited)

                                                    Three months ended
                                                         March 31,
                                                  2001                2000
                                                ---------           ---------

Net sales                                       $ 145,714           $ 120,819
Cost of goods sold                                112,284              93,400
                                                ---------           ---------
Gross profit                                       33,430              27,419

Selling, general and administrative                18,926              14,449
                                                ---------           ---------
Operating income                                   14,504              12,970

Interest expense, net                               2,256               4,713
                                                ---------           ---------

Income before income taxes                         12,248               8,257
Income tax expense                                  4,470               3,055
                                                ---------           ---------
Net income                                          7,778               5,202
                                                ---------           ---------

Other comprehensive income (expense):

Foreign currency translation adjustments              269                (239)
Fair value of interest rate swaps                    (645)                  -

                                                ---------           ---------
Comprehensive income                            $   7,402           $   4,963
                                                =========           =========

Net income per basic share of common stock      $    0.74           $    0.73
                                                =========           =========

Net income per diluted share of common stock    $    0.73           $    0.72
                                                =========           =========

Weighted average shares outstanding - basic        10,561               7,143
                                                =========           =========

Weighted average shares outstanding - diluted      10,703               7,220
                                                =========           =========

                 See Notes to Consolidated Financial Statements

                                COORSTEK, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (unaudited)

                                                              March 31,   December 31,
                                                                2001          2000
                                                             ----------   ------------
ASSETS
Current assets:
       Cash and cash equivalents                              $    738       $     --
       Accounts receivable, less allowance for doubtful
           accounts of $2,697 in 2001 and $2,341 in 2000        64,736         75,915
       Inventories:
           Raw materials                                        28,877         23,224
           Work in process                                      33,657         35,068
           Finished goods                                       45,153         43,681
                                                              --------       --------
       Total inventories                                       107,687        101,973
       Other assets                                             21,317         17,178
                                                              --------       --------
               Total current assets                            194,478        195,066

Properties, less accumulated depreciation of $206,218 in 2001
       and $201,421 in 2000                                    160,023        151,250
Goodwill, less accumulated amortization of $6,757 in 2001 and
       $6,056 in 2000                                           40,324         40,975
Other noncurrent assets                                          7,044          5,604
                                                              --------       --------
Total assets                                                  $401,869       $392,895
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
       Current maturities of debt                             $  3,013       $    900
       Accounts payable                                         18,107         29,634
       Other current liabilities                                29,870         35,906
                                                              --------       --------
               Total current liabilities                        50,990         66,440

Long-term debt                                                 112,298         97,230
Accrued postretirement benefits                                 15,886         15,899
Other long-term liabilities                                      5,669          4,366
                                                              --------       --------

Total liabilities                                              184,843        183,935
                                                              --------       --------
Stockholders'  equity:
Preferred stock, $0.01 par value, 20,000,000 shares
       authorized, no shares issued or outstanding                  --             --
Common stock, $0.01 par value, 100,000,000 shares
       authorized, 10,601,987 and 10,539,080 shares issued
       and outstanding in 2001 and 2000, respectively              106            105
Paid-in capital                                                182,669        182,006
Paid-in capital - warrants                                       1,600          1,600
Retained earnings                                               34,104         26,326
Accumulated other comprehensive loss                            (1,453)        (1,077)
                                                              --------       --------
                 Total stockholders'  equity                   217,026        208,960
                                                              --------       --------
Total liabilities and stockholders'  equity                   $401,869       $392,895
                                                              ========       ========

                 See Notes to Consolidated Financial Statements

                                           COORSTEK, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)

                                                            Three months ended
                                                                March 31,
                                                          2001               2000
                                                      ------------       ------------
Cash flows from operating activities:
        Net income                                       $  7,778           $  5,202
        Adjustments to reconcile net income to net
               cash from operating activities:
               Depreciation and amortization                6,143              6,004
               Change in current assets and current
                     liabilities and other:
                     Accounts receivable                   11,179            (15,928)
                     Inventories                           (5,714)            (5,120)
                     Accounts payable                     (11,527)             2,884
                     Other                                 (9,248)            (6,958)
                                                      ------------       ------------
Net cash used in operating activities                      (1,389)           (13,916)
                                                      ------------       ------------

Cash flows from investing activities:
        Additions to properties                           (14,253)            (6,907)
        Acquisitions, net of cash acquired                 (1,416)              (830)
        Other                                                 (50)               (54)
                                                      ------------       ------------
Net cash used in investing activities                     (15,719)            (7,791)
                                                      ------------       ------------

Net cash from financing activities:
        Proceeds from issuance of debt                     38,167            253,992
        Payments on debt                                  (20,986)          (227,700)
        Issuance of stock                                     665                 60
                                                      ------------       ------------
Net cash provided by financing activities                  17,846             26,352
                                                      ------------       ------------

Cash and cash equivalents:
        Net increase in cash and cash
               equivalents                                    738              4,645
        Balance at beginning of period                          -                  -
                                                      ------------       ------------
        Balance at end of period                         $    738           $  4,645
                                                      ============       ============

                 See Notes to Consolidated Financial Statement

                                COORSTEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. Basis of Presentation

        The financial statements included herein have been prepared by CoorsTek pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although CoorsTek believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the CoorsTek's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the CoorsTek's Form 10-K for the year ended December 31, 2000.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of March 31, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Note 2. Derivative Instruments and Hedging Activities

        CoorsTek adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, on January 1, 2001. In accordance with the transition provisions of FAS 133, CoorsTek recorded the $(0.6) million fair value of swaps cumulative-effect, net-of-tax, in other comprehensive loss as of March 31, 2001.

        CoorsTek does not enter into financial instruments for trading or speculative purposes. CoorsTek maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. CoorsTek uses interest rate swaps to convert a portion of its variable rate debt to fixed rates. Interest rate swaps are accounted for on the accrual basis.

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

        In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its credit facility. In January 2001, CoorsTek hedged its exposure to interest rate fluctuations with an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. At March 31, 2001, the fair value of the interest rate swaps, net of tax, was $(0.6) million. The swaps were designated as hedge transactions and the fair value of $(0.6) million was recorded in other comprehensive loss.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 3. Indebtedness

        At March 31, 2001, the long-term obligations, less installments due within one year, are summarized below, in thousands:

        Revolving line of credit                $ 29,520
        Term B of credit facility                 78,085
        Installment payment agreement              7,706
                                                --------
                                                 115,311
        Less:  Installments due within one year    3,013
                                                --------
        Total long-term obligations             $112,298
                                                ========

        CoorsTek entered into a 34-month, $7.9 million installment payment agreement to fund enterprise resource planning software. The agreement has a 5.1% fixed annual interest rate and matures in December 2003.

        In December 1999, CoorsTek negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility, maturing in seven years.

        On July 20, 2000, CoorsTek sold 3.0 million shares of common stock as a follow-on offering to its spin-off. CoorsTek used the total net proceeds of $113.3 million from this offering to repay debt under the $270.0 million credit facility. On August 23, 2000, the underwriters of the follow-on public offering purchased 250,000 additional shares of CoorsTek common stock. CoorsTek used the total net proceeds of $9.4 million to repay debt under the $270.0 million credit facility. Under the terms of the credit facility, Senior Term B note holders had the ability to reject any prepayment so long as there was a balance remaining on the Senior Term A facility. Accordingly, most of the Senior Term B note holders rejected the prepayment. Therefore, the net proceeds from the follow-on offering reduced the revolving line of credit by $30.6 million, extinguished the $81.3 million remaining on the Senior Term A facility, and reduced the Senior Term B facility by $10.8 million.

        The credit facility has a commitment fee of 0.375% on the unused portion of the revolving line of credit. The interest rate spreads on the credit facility vary based on CoorsTek's financial performance. As of March 31, 2001, the interest rates on the credit facilities were as follows:

 . 6.74% for the revolving line of credit; and . 7.74% for the Senior Term Loan B facility.

        The credit facility is collateralized by the accounts receivable and inventory of CoorsTek. The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility contains financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants. We are in compliance with all the credit facility covenants.

        On January 11, 2001, CoorsTek amended its credit facility to increase the revolver to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

Note 4. Segment Information

        CoorsTek is comprised of two reportable segments: Semiconductor and Advanced Materials. The Semiconductor segment produces both ceramic and non-ceramic products that are used in the semiconductor industry. The Advanced Materials segment produces primarily ceramic products that are used outside the semiconductor industry.

        There are generally no intersegment transactions. CoorsTek evaluates the performance of its segments and allocates resources to them based primarily on gross profit.

        The table below summarizes information about reportable segments, in thousands, for the three months ended March 31:

                                    Net              Gross
                                   Sales            Profit
                                  --------          -------
2001
Semiconductor                     $ 77,480          $17,369
Advanced Materials                  68,234           16,061
                                  --------          -------
  Consolidated total              $145,714          $33,430
                                  ========          =======

2000
Semiconductor                     $ 53,576          $13,680
Advanced Materials                  67,243           13,739
                                  --------          -------
  Consolidated total              $120,819          $27,419
                                  ========          =======

Note 5. Earnings Per Share

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

                                                  Three Months Ended March 31,
                                                   2001                  2000
                                                  ------                ------

Weighted average shares outstanding - basic       10,561                 7,143
Common stock equivalents                             142                    77
                                                  ------                 -----
Weighted average shares outstanding - diluted     10,703                 7,220
                                                  ======                 =====

        The diluted share base for the three months ended March 31, 2001 and the three months ended March 31, 2000 excludes 0.3 million and 0.4 million, respectively, of incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of their exercise price.

Note 6. Subsequent Event

        In May 2001, CoorsTek modified its defined benefit retirement and retiree medical plans in order to enhance its 401 (k) plan. The modification will result in a second quarter 2001 curtailment charge of $5.7 million. The defined benefit retirement plan charge of $6.5 million will be offset by a $0.8 million gain in the retiree medical plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

        CoorsTek, Inc. ("CoorsTek") is a leading designer and manufacturer of critical components and integrated assemblies for the semiconductor capital equipment industry and for telecommunications, electronics, automotive, medical and other industrial applications. We use advanced materials such as precision-machined metals, technical ceramics and engineered plastics to design solutions that enable our customers' products to overcome technological barriers and enhance performance. Our integrated solutions begin with product design and prototyping and extend to manufacturing and assembly services.

        We generally recognize revenue when products are shipped or services have been rendered. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout the U.S., Asia and Europe.

Results of Operations for the Three Months Ended March 31, 2001 and March 31,
2000

        Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the three months ended March 31, 2001 were $145.7 million, an increase of $24.9 million, or 20.6%, from net sales of $120.8 million for the three months ended March 31, 2000. This increase in sales was primarily attributable to strong growth in the semiconductor capital equipment market and in particular, component manufacturing and clean room assembly services. In addition, net sales in the Advanced Materials segment grew approximately 1.5% in the three months ended March 31, 2001.

        Cost of goods sold and gross profit. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Gross profit for the three months ended March 31, 2001 was $33.4 million, an increase of $6.0 million, or 21.9%, from $27.4 million for the three months ended March 31, 2000. Gross profit in the Semiconductor segment grew approximately 27.0%, fueled by the growth in the semiconductor capital equipment market. In addition, gross profit in the Advanced Materials segment grew approximately 16.9% in the three months ended March 31, 2001 as a result of cost reduction measures and stronger sales as compared with the three months ended March 31, 2000. Total gross margin increased to 22.9% for the three months ended March 31, 2001, from 22.7% for the three months ended March 31, 2000.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of expenses for executive management compensation, sales salaries and commissions, research and development, accounting, information technology, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Research and development expenses of $3.0 million for the 2001 first quarter are included in selling, general and administrative expenses. During the first quarter of 2001, we began separately tracking research and development costs, which had previously been included in cost of goods sold and in selling, general and administrative expenses. As those costs had not previously been separately tracked, we are unable to identify the related costs of prior periods. Selling, general and administrative expenses for the three months ended March 31, 2001 were $18.9 million, an increase of $4.5 million from $14.4 million for the three months ended March 31, 2000. The increase in the selling, general and administrative expenses is primarily attributable to higher sales volume and the reclassification of certain research and development expenses from cost of goods sold. Selling, general and administrative expenses as a percent of sales increased to 13.0% for the three months ended March 31, 2001 from 12.0% for the three months ended March 31, 2000.

        Operating income. Operating income for the three months ended March 31, 2001 was $14.5 million, an increase of $1.5 million, or 11.5%, from $13.0 million for the three months ended March 31, 2000. The increase in operating income was primarily due to the gross profit increase in the Semiconductor and Advanced Materials segments. Operating margins, for the three months ended March 31, 2001 and for the three months ended March 31, 2000 were 10.0% and 10.7%, respectively.

        Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our bank credit facilities. Interest expense for the three months ended March 31, 2001 was $2.3 million compared with

$4.7 million for the three months ended March 31, 2000. This decrease resulted primarily from the repayment of debt in the third quarter of 2000 subsequent to the sale of common stock in a follow-on offering and from lower interest rates.

        Income tax expense. Income tax expense for the three months ended March 31, 2001 increased to $4.5 million from $3.1 million for the three months ended March 31, 2000. The consolidated effective tax rate was 36.5% for the three months ended March 31, 2001 and 37.0% for the three months ended March 31, 2000. The reduction in the effective rate was a result of federal credits.

Liquidity and Capital Resources

        Our liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

        In December 1999, we negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility maturing in seven years. In January 2000, we used the credit facility to pay Graphic Packaging, our former parent, $200.0 million for intercompany borrowings and a one-time dividend. Additionally, we use the revolving credit facility to fund working capital, capital expenditures, and acquisitions.

        In the third quarter of 2000, CoorsTek sold 3.25 million shares of common stock in a follow-on offering. The net proceeds from the follow-on offering of $122.7 million were used to repay debt under the credit facility. Accordingly, the Senior Term A facility was paid in full, the Senior Term B was reduced by $10.8 million, and the revolving line of credit was reduced by $30.6 million.

        On January 11, 2001, we amended our credit facility to increase the revolver to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

        As of March 31, 2001, we had $107.6 million of borrowings outstanding and $95.5 million of availability under the credit facility. We pay commitment fees of 0.375% on the unused borrowings under the revolving line of credit. The interest rate spreads on the credit facility vary based on CoorsTek's financial performance. As of March 31, 2001, the interest rate on the revolving line of credit was LIBOR plus 1.5% and the interest rate on the Senior Term B facility was LIBOR plus 2.5%. As of March 31, 2001, the interest rates on the credit facilities were as follows:

 . 6.74% for the revolving line of credit; and . 7.74% for the Senior Term Loan B facility.

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

        Capital expenditures for the quarters ended March 31, 2001 and March 31, 2000 totaled $14.3 million and $6.9 million, respectively. We primarily funded additional production capacity, computerized manufacturing equipment and upgrades to existing computer systems with these expenditures.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        CoorsTek is exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are currently subject to interest rate risk on our existing senior credit facility. Our variable rate debt consists of borrowings made under our senior credit facility.

        CoorsTek maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. We use interest rate swaps to convert a portion of our variable rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed rate borrowings been issued directly. The level of fixed rate debt is maintained at between 20% and 60% of total company debt.

        CoorsTek had $107.6 million of floating interest rate debt as of March 31, 2001. In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our credit facility. In January 2001, we hedged our exposure to interest rate fluctuations with an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. At March 31, 2001, the fair value of the interest rate swaps, net of tax, was $(0.6) million.

        As interest rates fluctuate, we may experience increases in interest expense that may materially impact financial results. For example, if interest rates were to increase or decrease 1%, including the effects of interest rate swaps, the result would be an annual increase or decrease of interest expense of approximately $0.6 million. In the event of an adverse change in interest rates, we would likely take actions that would further mitigate our exposure to interest rate risk, through interest rate swaps or otherwise; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

        We are exposed to market risks from adverse changes in foreign exchange rates. Our foreign operations' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. Foreign currency transactions from our domestic operations are not material.

Factors That May Affect Future Results

        Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause CoorsTek's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, CoorsTek's ability to maintain or increase sales to existing customers and capture new business, CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunication, automotive and electronics and other factors. CoorsTek's ability to successfully build its assembly business is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has borrowings with variable interest rates, its net income is sensitive to fluctuation in short-term interest rates. CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by Graphic Packaging could materially impact the future results, performance or financial condition of CoorsTek. CoorsTek's ability to attract and retain employees at all levels of the organization could also materially impact its future results, performance or financial condition. CoorsTek derives a significant percentage of its net sales from a small number of large customers, and if CoorsTek is not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. You are encouraged to read the more detailed discussions of risks and uncertainties contained in CoorsTek's recent registration statement on Form S-1 (No. 333-41802) and on CoorsTek's Form 10-K for the year ended December 31, 2000, both of which are available on line, free of charge, at the Securities and Exchange Commission's EDGAR filing database at www.sec.gov.

                                    Part II


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended March 31, 2001.



All other items of this report are inapplicable.

                                   Signatures
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CoorsTek, Inc.

Date:  May 11, 2001                      By /s/John K. Coors
       ------------                      -------------------------------
                                         John K. Coors
                                         Chairman, Chief Executive Officer
                                         and President

Date:  May 11, 2001                      By /s/Joseph G. Warren, Jr.
       ------------                      --------------------------
                                         Joseph G. Warren, Jr.
                                         Chief Financial Officer, Treasurer
                                         And Secretary