Form 10-Q
period 2001-06-30
COORSTEK INC
filed 2001-07-31
CIK 1095603

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

  Yes [X]         No [_]

There were 10,643,380 shares of common stock outstanding as of July 27, 2001.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COORSTEK, INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)


                                                                  Three months ended                      Six months ended
                                                                       June 30,                                 June 30,
                                                                  2001             2000               2001                2000
                                                               --------          --------           --------            --------
Net sales                                                      $104,053          $127,371           $249,767            $248,190
Cost of goods sold                                               87,315            97,558            199,599             190,958
                                                               --------          --------           --------            --------
Gross profit                                                     16,738            29,813             50,168              57,232

Selling, general and administrative                              17,441            15,943             36,367              30,393
Retirement plan curtailment expense                               5,679                 -              5,679                   -
                                                               --------          --------           --------            --------
Operating income (loss)                                          (6,382)           13,870              8,122              26,839

Interest expense, net                                             2,252             4,916              4,508               9,629
                                                               --------          --------           --------            --------

Income (loss) before income taxes                                (8,634)            8,954              3,614              17,210
Income tax expense (benefit)                                     (3,151)            3,311              1,319               6,365
                                                               --------          --------           --------            --------
Net income (loss)                                                (5,483)            5,643              2,295              10,845
                                                               --------          --------           --------            --------

Other comprehensive income (loss):

Foreign currency translation adjustments                            (46)             (776)               223              (1,015)
Fair value of interest rate swaps                                   (35)                -               (680)                  -
                                                               --------          --------           --------            --------
Comprehensive income (loss)                                    $ (5,564)         $  4,867           $  1,838            $  9,830
                                                               ========          ========           ========            ========

Net income (loss) per basic share of common stock              $  (0.52)         $   0.79           $   0.22            $   1.52
                                                               ========          ========           ========            ========

Net income (loss) per diluted share of common stock            $  (0.52)         $   0.76           $   0.21            $   1.48
                                                               ========          ========           ========            ========

Weighted average shares outstanding - basic                      10,608             7,170             10,584               7,157
                                                               ========          ========           ========            ========

Weighted average shares outstanding - diluted                    10,608             7,442             10,758               7,334
                                                               ========          ========           ========            ========

                See Notes to Consolidated Financial Statements

                                COORSTEK, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                               June 30,                December 31,
                                                                                 2001                      2000
                                                                              --------                  --------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 1,008                  $   -
     Accounts receivable, less allowance for doubtful
        accounts of $2,392 in 2001 and $2,341 in 2000                            53,169                    75,915
     Inventories:
        Raw materials                                                            28,424                    23,224
        Work in process                                                          26,989                    35,068
        Finished goods                                                           45,398                    43,681
                                                                               --------                  --------
     Total inventories                                                          100,811                   101,973
     Other assets                                                                21,499                    17,178
                                                                               --------                  --------
          Total current assets                                                  176,487                   195,066
Properties, less accumulated depreciation of $210,756 in 2001
     and $201,421 in 2000                                                       157,417                   151,250
Goodwill, less accumulated amortization of $7,453 in 2001 and
     $6,056 in 2000                                                              40,748                    40,975
Other noncurrent assets                                                           5,746                     5,604
                                                                               --------                  --------
Total assets                                                                   $380,398                  $392,895
                                                                               ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of debt                                                $  3,271                  $    900
     Accounts payable                                                            10,279                    29,634
     Other current liabilities                                                   21,273                    35,906
                                                                               --------                  --------
           Total current liabilities                                             34,823                    66,440
Long-term debt                                                                  107,217                    97,230
Accrued postretirement benefits                                                  15,573                    15,899
Other long-term liabilities                                                      10,171                     4,366
                                                                               --------                  --------
Total liabilities                                                               167,784                   183,935
                                                                               --------                  --------
Stockholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized
     no shares issued or outstanding                                               -                         -
Common stock, $.01 par value, 100,000,000 shares authorized,
     10,639,498 and 10,539,080 shares issued and outstanding
     in 2001 and 2000, respectively                                                 106                       105
Paid-in capital                                                                 183,820                   182,006
Paid-in capital - warrants                                                        1,600                     1,600
Retained earnings                                                                28,621                    26,326
Accumulated other comprehensive loss                                             (1,533)                   (1,077)
                                                                               --------                  --------
           Total stockholders' equity                                           212,614                   208,960
                                                                               --------                  --------
Total liabilities and stockholders' equity                                     $380,398                  $392,895
                                                                               ========                  ========



                See Notes to Consolidated Financial Statements

                               COORSTEK, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)


                                                                                               Six months ended
                                                                                                   June 30,
                                                                                        2001                           2000
                                                                                      ---------                      ---------
Cash flows from operating activities:
     Net income                                                                      $  2,295                       $ 10,845
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                   12,154                         12,122
       Change in current assets and current
       liabilities and other:
       Accounts receivable                                                             22,819                        (13,686)
       Inventories                                                                      1,162                         (7,504)
       Accounts payable                                                               (19,445)                         2,070
       Other                                                                          (13,632)                        (2,283)
                                                                                     --------                        -------
Net cash provided by operating activities                                               5,353                          1,564
                                                                                     --------                        -------
Cash flows from investing activities:
     Additions to properties                                                          (16,938)                       (14,585)
     Acquisitions, net of cash acquired                                                (1,514)                        (4,250)
     Other                                                                                (67)                           172
                                                                                     --------                        -------
Net cash used in investing activities                                                 (18,519)                       (18,663)
                                                                                     --------                        -------
Net cash provided by financing activities:
     Proceeds from issuance of debt                                                    54,277                         20,200
     Payments on debt                                                                 (41,919)                        (4,200)
     Issuance of stock                                                                  1,816                          1,341
                                                                                     --------                        -------
Net cash provided by financing activities                                              14,174                         17,341
                                                                                     --------                        -------
Cash and cash equivalents:
     Net increase in cash and cash equivalents                                          1,008                            242
     Balance at beginning of period                                                         -                              -
                                                                                     --------                       --------
     Balance at end of period                                                        $  1,008                       $    242
                                                                                     --------                       --------



                 See Notes to Consolidated Financial Statement

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

     The financial statements included herein have been prepared by CoorsTek pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although CoorsTek believes that the disclosures included herein are adequate to make the information presented not misleading. A description of CoorsTek's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in CoorsTek's Form 10-K for the year ended December 31, 2000.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of June 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Note 2.  Derivative Instruments and Hedging Activities

     CoorsTek adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, CoorsTek recorded the $(0.6) million fair value of swaps, net-of-tax, in other comprehensive loss as of January 1, 2001.

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

     Swap payments made or received are recognized as an adjustment to interest expense. By using derivative financial instruments to hedge exposures to changes in interest rates, CoorsTek exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes CoorsTek, which creates repayment risk for CoorsTek. When the fair value of a derivative is negative, CoorsTek owes the counterparty and, therefore, CoorsTek does not possess payment risk. CoorsTek minimizes the credit (or repayment) risk in derivative instruments by 1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, 2) limiting the amount of exposure to each counterparty, and 3) monitoring the financial condition of its counterparties.

     In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. At June 30, 2001, the fair value of the interest rate swaps, net of tax, was $(0.7) million. The swaps were designated as hedge transactions and the fair value of $(0.7) million was recorded in other comprehensive loss.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Indebtedness

    At June 30, 2001, the long-term obligations, less installments due within one year, are summarized below, in thousands:

    Revolving line of credit                $ 25,300
    Term B of credit facility                 77,860
    Installment payment agreements             7,328
                                            --------
                                             110,488
    Less: Installments due within
     one year                                  3,271
                                            --------
    Total long-term obligations             $107,217
                                            ========

     On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note ("the Note") to Golden Heritage, LLC ("Golden Heritage"). The Note can be prepaid by CoorsTek, at par value, at any time during the holding period and the entire principal amount is due on July 25, 2011. Golden Heritage is controlled through various trusts established for the benefit of members of the Coors family. As of July 25, 2001, the Coors family owned 28.6% of the outstanding shares of CoorsTek.

    CoorsTek used $98.9 million of the proceeds from the issuance of the Note to repay all of the outstanding debt under the credit facility. This included $77.9 million to extinguish the Senior Term B facility and $21.0 million to repay the outstanding balance under the revolving credit facility, leaving $125 million available to be borrowed under the revolving credit facility. The balance of the proceeds will be used for general corporate purposes. In connection with the issuance of the Note, on July 25, 2001, CoorsTek amended its credit facility to allow for the issuance of the Note and added an accordion feature that allows a $50.0 million increase in credit availability. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer meet the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment will be amortized from comprehensive income to interest expense over the original term of the swaps and any future changes in the fair value of the swaps will be recorded in the respective periods' results of operations.

    On February 15, 2001, CoorsTek entered into a 34-month, $7.9 million installment payment agreement to fund enterprise resource planning software. The agreement has a 5.1% fixed annual interest rate and matures in December 2003.

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

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The table below summarizes information about reportable segments, in thousands, for the three months ended June 30:

                                   Net             Gross
                                  Sales            Profit
                                 -------          --------
2001
Semiconductor                   $ 41,862          $ 1,653
Advanced Materials                62,191           15,085
                                --------          -------
 Consolidated total             $104,053          $16,738
                                ========          =======

2000
Semiconductor                   $ 57,822          $14,163
Advanced Materials                69,549           15,650
                                --------          -------
 Consolidated total             $127,371          $29,813
                                ========          =======

    The table below summarizes information about reportable segments, in thousands, for the six months ended June 30:

                                   Net             Gross
                                  Sales            Profit
                                  -----            ------
2001
Semiconductor                   $119,342          $19,022
Advanced Materials               130,425           31,146
                                --------          -------
 Consolidated total             $249,767          $50,168
                                ========          =======

2000
Semiconductor                   $111,398          $27,843
Advanced Materials               136,792           29,389
                                --------          -------
 Consolidated total             $248,190          $57,232
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

                                                    Three Months Ended June 30,
                                                    2001                  2000
                                                   ------                ------
Weighted average shares outstanding - basic         10,608                 7,170
Common stock equivalents                                --                   272
                                                    ------                 -----
Weighted average shares outstanding - diluted       10,608                 7,442
                                                    ======                 =====

                                                     Six Months Ended June 30,
                                                     2001                  2000
                                                    ------                ------
Weighted average shares outstanding - basic         10,584                 7,157
Common stock equivalents                               174                   177
                                                    ------                 -----
Weighted average shares outstanding - diluted       10,758                 7,334
                                                    ======                 =====

     The diluted share base for the three months ended June 30, 2001 excludes incremental shares of 0.3 million related to stock options. These shares are excluded due to their antidilutive effect as a result of CoorsTek's

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net loss during the second quarter of 2001. The diluted share base for the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000 excludes 0.5 million, 0.5 million, 0.1 million and 0.1 million, respectively, of incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of their exercise price.

Note 6.  Retirement and Other Postretirement Benefit Plans

     During the second quarter of 2001, CoorsTek decided to freeze its pension plan and retiree medical plan effective December 31, 2001. Accordingly, CoorsTek recorded a $5.7 million curtailment charge reflecting the immediate recognition of prior service costs, which were being amortized over the anticipated service life of the plan participants, as well as the change in the projected benefit obligation resulting from the decision to freeze the plans.

Note 7.  Commitments and Contingencies

     In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations.

     On August 12, 1999, six current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in CoorsTek's favor on a motion for summary judgment. An appeal was filed with the U.S. Court of Appeals for the Eighth Circuit. In a decision issued June 1, 2001, the U.S. Court of Appeals for the Eighth Circuit affirmed an Order of the District Court granting CoorsTek's Motion for Summary Judgment. Plaintiff filed no further appeal and this action has concluded.

     In the second claim, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. In December the court denied this motion but gave plaintiffs an opportunity to file a new motion to certify a class. In a Memorandum and Order issued May 18, 2001, the court again denied plaintiff's supplemental motion for class certification. The plaintiffs did not appeal the ruling. A trial to consider the individual claims is scheduled for mid-October 2001. CoorsTek's evaluation indicates the remaining cases are largely without merit; however, CoorsTek does not have sufficient information to determine the ultimate outcome or any potential liability related to these claims.

Note 8.  New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other intangible assets acquired before June 30, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, CoorsTek's unamortized goodwill of $40.7 million at June 30, 2001 will no longer be subject to amortization.

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

     We generally recognize revenue when products are shipped or services have been rendered. We sell products primarily to original equipment manufacturers ("OEMs") for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout the U.S., Asia and Europe.

Results of Operations for the Three Months Ended June 30, 2001 and June 30, 2000

     Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the three months ended June 30, 2001 were $104.1 million, a decrease of $23.3 million, or 18.3%, from net sales of $127.4 million for the three months ended June 30, 2000. This decrease in sales was attributable to economic downturns affecting both our Semiconductor and Advanced Materials business segments. Net sales in our Semiconductor segment for the three months ended June 30, 2001 were $41.9 million, a decrease of $15.9 million, or 27.5%, from net sales of $57.8 million for the three months ended June 30, 2000. This decrease was caused by a reduced demand for our products and services in the semiconductor capital equipment market. Net sales in the Advanced Materials segment decreased 10.6% to $62.2 million in the three months ended June 30, 2001 from $69.6 million in the three months ended June 30, 2000. This decrease was primarily attributable to a reduced demand for our products and services in the telecommunications sector, where we provide products such as fiber optic connectors, hermetic packages, and substrates.

     Cost of goods sold and gross profit. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Gross profit for the three months ended June 30, 2001 was $16.7 million, a decrease of $13.1 million, or 44.0%, from $29.8 million for the three months ended June 30, 2000. As a result of the downturn in the semiconductor capital equipment market, lower capacity utilization, and a shift in product mix toward lower margin assembly services, our Semiconductor segment gross profit for the three months ended June 30, 2001 decreased $12.5 million, or 88.0%, to $1.7 million from $14.2 million for the first quarter of 2000. As compared to the 10.6% decrease in net sales for the three months ended June 30, 2001 from the three months ended June 30, 2000, gross profit in the Advanced Materials segment decreased only 3.8% for the same period, primarily a result of cost reductions. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in costs of goods sold and in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. During the second quarter of 2001, we incurred $0.7 million for severance costs in cost of goods sold related to a reduction in workforce. Total gross margin decreased to 16.1% for the three months ended June 30, 2001, from 23.4% for the three months ended June 30, 2000 as a result of severance costs and the shift in product mix toward lower margin assembly services.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of expenses for executive management compensation, sales salaries and commissions, research and development, accounting, information technology, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Research and development expenses of $3.1 million for the 2001 second quarter are included in selling, general and administrative expenses. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in costs of goods sold and in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 were $17.4 million, an increase of $1.5 million from $15.9 million for the three months ended June 30, 2000. The increase in the selling, general and administrative expenses is primarily attributable to the reclassification of research and development expenses from cost of goods sold. During the second quarter of 2001, we incurred $0.2 million for severance costs in selling, general and administrative expenses related to a reduction in workforce. Selling, general and administrative expenses as a percent of sales increased to 16.8% for the three months ended June 30, 2001 from 12.5% for the three months ended June 30, 2000.

     Retirement and other postretirement plan expense. During the second quarter of 2001, we decided to freeze our pension plan and our retiree medical plan effective December 31, 2001. Accordingly, we recorded a $5.7 million curtailment charge reflecting the immediate recognition of prior service costs, which were being amortized over the anticipated service life of the plan participants, as well as the change in the projected benefit obligation resulting from the decision to freeze the plans.

     Operating loss. The operating loss for the three months ended June 30, 2001 was $6.4 million, a decrease of $20.3 million, or 146.0%, from the $13.9 million operating income for the three months ended June 30, 2000. The decrease was primarily due to the gross profit decrease in the Semiconductor segment, the pension and other retiree medical plan curtailment charge and severance costs. Operating margins, for the three months ended June 30, 2001 and 2000 were (6.1)% and 10.9%, respectively.

     Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our bank credit facilities. Interest expense for the three months ended June 30, 2001 was $2.3 million compared with $4.9 million for the three months ended June 30, 2000. This decrease resulted primarily from the repayment of debt in the third quarter of 2000 from the proceeds of the sale of common stock in a follow-on public offering and from lower interest rates.

     Income tax benefit. The income tax benefit for the three months ended June 30, 2001 was $3.2 million compared to $3.3 million income tax expense for the three months ended June 30, 2000. The consolidated effective tax rate was 36.5% for the three months ended June 30, 2001 and 37.0% for the three months ended June 30, 2000. The reduction in the effective rate was a result of federal tax credits.

Results of Operations for the Six Months Ended June 30, 2001 and June 30, 2000

     Net sales. Net sales for the six months ended June 30, 2001 were $249.8 million, an increase of $1.6 million, or 0.6%, from net sales of $248.2 million for the six months ended June 30, 2000. Net sales in our Semiconductor segment for the six months ended June 30, 2001 were $119.3 million, an increase of $7.9 million, or 7.1%, from net sales of $111.4 million for the six months ended June 30, 2000. This increase was primarily attributable to growth in the semiconductor capital equipment market in the first quarter of 2001 and in particular, clean room assembly services, partially offset by decreased sales in this same segment in the second quarter of 2001. Net sales in the Advanced Materials segment decreased 4.7% to $130.4 million in the six months ended June 30, 2001 from $136.8 million in the six months ended June 30, 2000. This decrease was primarily caused by a downturn in the telecommunications sector.

     Cost of goods sold and gross profit. Gross profit for the six months ended June 30, 2001 was $50.2 million, a decrease of $7.0 million, or 12.2%, from $57.2 million for the six months ended June 30, 2000. As a result of the second quarter downturn in the semiconductor capital equipment market, lower capacity utilization, and a shift in product mix toward lower margin assembly services, our Semiconductor segment gross profit for the six months ended June 30, 2001 decreased $8.8 million, or 68.3%, to $19.0 million from $27.8 million for the six months ended June 30, 2000. As compared to the 4.7% decrease in net sales for the six months ended June 30, 2001 from the six months ended June 30, 2000, gross profit in the Advanced Materials segment increased $1.8 million, or 6.1%, for the same period, primarily a result of cost reductions. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in costs of goods sold and in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. During the six months ended June 30, 2001, we incurred $0.8 million for severance costs in cost of goods sold related to a reduction in workforce. Total gross margin decreased to 20.1% for the six months ended June 30, 2001from 23.1% for the six months ended June 30, 2000 as a result of severance costs and the shift in product mix toward lower margin assembly services.

     Selling, general and administrative expenses. Research and development expenses of $6.1 million are included in selling, general and administrative expenses for the six months ended June 30, 2001. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in costs of goods sold and in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $36.4 million, an increase of $6.0 million from $30.4 million for the six months ended June 30, 2000. The increase in the selling, general and administrative expenses is primarily attributable to the reclassification of research and development expenses from cost of goods sold. During the six months ended June 30, 2001, we incurred $0.2 million for severance costs in selling, general and administrative expenses related to a reduction in workforce. Selling, general and administrative expenses as a percent of sales increased to 14.6% for the six months ended June 30, 2001 from 12.2% for the six months ended June 30, 2000.

     Retirement and other postretirement plan expense. During the second quarter of 2001, we decided to freeze our pension plan and our retiree medical plan effective December 31, 2001. Accordingly, we recorded a $5.7 million curtailment charge reflecting the immediate recognition of prior service costs, which were being amortized over the anticipated service life of the plan participants, as well as the change in the projected benefit obligation resulting from the decision to freeze the plans.

     Operating income. Operating income for the six months ended June 30, 2001 was $8.1 million, a decrease of $18.7 million, or 69.8%, from the $26.8 million operating income for the six months ended June 30, 2000. The decrease was primarily due to the gross profit decrease in the Semiconductor segment, the retirement and other postretirement plan expense and the severance costs. Operating margins, for the six months ended June 30, 2001 and 2000 were 3.3% and 10.8%, respectively.

     Interest expense, net. Interest expense for the six months ended June 30, 2001 was $4.5 million compared with $9.6 million for the six months ended June 30, 2000. This decrease resulted primarily from the repayment of debt in the third quarter of 2000 from the proceeds of the sale of common stock in a follow-on public offering and from lower interest rates.

     Income tax expense. Income tax expense for the six months ended June 30, 2001 decreased to $1.3 million from $6.4 million for the six months ended June 30, 2000. The consolidated effective tax rate was 36.5% for the six months ended June 30, 2001 and 37.0% for the six months ended June 30, 2000. The reduction in the effective rate was a result of federal tax credits.

Liquidity and Capital Resources

     Our liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

     In December 1999, we negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility maturing in seven years. In January 2000, we used the credit facility to pay Graphic Packaging, our former parent, $200.0 million for intercompany borrowings and a one-time dividend. Additionally, we use the revolving credit facility to fund working capital, capital expenditures, and acquisitions. There are no prepayment penalties for early repayment of amounts borrowed under the credit facility.

     In the third quarter of 2000, CoorsTek sold 3.25 million shares of common stock in a follow-on public offering. CoorsTek used the net proceeds from the follow-on offering of $122.7 million to repay debt under the credit facility. Accordingly, the Senior Term A facility was paid in full, the Senior Term B was reduced by $10.8 million, and the revolving line of credit was reduced by $30.6 million.

     On January 11, 2001, we amended our credit facility to increase the revolving line of credit to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

     As of June 30, 2001, we had $103.2 million of borrowings outstanding under the credit facility and $99.7 million of availability under the revolving line of credit. We pay commitment fees of 0.375% on the unused borrowings under the revolving line of credit. The interest rate spreads on the credit facility vary based on our financial performance. As of June 30, 2001, the interest rate on the revolving line of credit was LIBOR plus 1.5% and the interest rate on the Senior Term B facility was LIBOR plus 2.5%. As of June 30, 2001, the interest rates on the credit facility, not considering the effects of interest rate hedges, were as follows:

 . 5.52% for the revolving line of credit; and . 6.52% for the Senior Term Loan B facility.

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

     On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note ("the Note") to Golden Heritage, LLC ("Golden Heritage"). The Note can be prepaid by CoorsTek, at par value, at any time during the holding period and the entire principal amount is due on July 25, 2011. Golden Heritage is controlled through various trusts established for the benefit of members of the Coors family. As of July 25, 2001, the Coors family owned 28.6% of the outstanding shares of CoorsTek.

     CoorsTek used $98.9 million of the proceeds from the issuance of the Note to repay all of the outstanding debt under the credit facility. This included $77.9 million to extinguish the Senior Term B facility and $21.0 million to repay the outstanding balance under the revolving credit facility, leaving $125 million available to be borrowed under the revolving credit facility. The balance of the proceeds will be used for general corporate purposes. In connection with the issuance of the Note, on July 25, 2001, CoorsTek amended its credit facility to allow for the issuance of the Note and added an accordion feature that allows a $50.0 million increase in credit availability. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer meet the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment will be amortized from comprehensive income to interest expense over the original term of the swaps and any future changes in the fair value of the swaps will be recorded in the respective periods' results of operations.

     Capital expenditures for the quarters ended June 30, 2001 and June 30, 2000 totaled $16.9 million and $14.6 million, respectively. We primarily funded additional production capacity, computerized manufacturing equipment and upgrades to existing computer systems.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other intangible assets acquired before June 30, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, CoorsTek's unamortized goodwill of $40.7 million at June 30, 2001 will no longer be subject to amortization.

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

     CoorsTek had $103.2 million of floating interest rate debt as of June 30, 2001. In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our credit facility. In January 2001, we hedged our exposure to interest rate fluctuations with an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. At June 30, 2001, the fair value of the interest rate swaps, net of tax, was $(0.7) million.

     As interest rates fluctuate, we may experience increases in interest expense that may materially impact financial results. For example, if interest rates were to increase or decrease 1%, including the effects of interest rate swaps, the result would be an annual increase or decrease of interest expense of approximately $0.5 million. In the event of an adverse change in interest rates, we would likely take actions that would further mitigate our exposure to interest rate risk, through interest rate swaps or otherwise; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, CoorsTek does not possess payment risk. We minimize the credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.

     We are exposed to market risks from adverse changes in foreign exchange rates. Our foreign operations' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. Foreign currency transactions from our domestic operations are not material.

Factors That May Affect Future Results

     Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause CoorsTek's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, CoorsTek's ability to maintain or increase sales to existing customers and capture new business, CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek derives a significant percentage of its net sales from a small number of large customers, and if CoorsTek is not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunications, automotive and electronics and other factors. CoorsTek's ability to successfully build its assembly business is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has borrowings with variable interest rates, its net income is sensitive to fluctuation in short-term interest rates. CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by Graphic Packaging could materially impact the future results, performance or financial condition of CoorsTek. CoorsTek's ability to attract and retain employees at all levels of the organization could also materially impact its future results, performance or financial condition. You are encouraged to read the more detailed discussions of risks and uncertainties contained in CoorsTek's recent registration statement on Form S-1 (No. 333-41802) and on CoorsTek's Form 10-K for the year ended December 31, 2000, both of which are available on line, free of charge, at the Securities and Exchange Commission's EDGAR filing database at www.sec.gov.

                                    Part II


Item 1.  Legal Proceedings

     In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations.

     On August 12, 1999, six current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in CoorsTek's favor on a motion for summary judgment. An appeal was been filed with the U.S. Court of Appeals for the Eighth Circuit. In a decision issued June 1, 2001, the U.S. Court of Appeals for the Eighth Circuit affirmed an Order of the District Court granting CoorsTek's Motion for Summary Judgment. Plaintiff filed no further appeal and this action has concluded.

     In the second claim, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. In December the court denied this motion but gave plaintiffs an opportunity to file a new motion to certify a class. In a Memorandum and Order issued May 18, 2001, the court again denied plaintiff's supplemental motion for class certification. The plaintiffs did not appeal the ruling. A trial to consider the individual claims is scheduled for mid-October 2001. CoorsTek's evaluation indicates the remaining cases are largely without merit; however, CoorsTek does not have sufficient information to determine the ultimate outcome or any potential liability related to these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of stockholders of CoorsTek at the Annual Meeting of Shareholders held May 8, 2001.

     a) The following members were elected to the Board of Directors to hold office or one-year ("Class I"), two-year ("Class II") and three-year terms ("Class III"):

-------------------------------------------------------------------------------
       Nominee          Class        Shares             Shares        Term
                                   Voted For           Withheld      Expires
-------------------------------------------------------------------------------
W. J. Kitchen           Class I     9,679,991          298,270       2002
-------------------------------------------------------------------------------
Robert L. Smialek       Class I     9,681,606          296,655       2002
-------------------------------------------------------------------------------
John E. Glancy          Class II    9,681,706          296,555       2003
-------------------------------------------------------------------------------
John Markle, III        Class II    9,681,506          296,755       2003
-------------------------------------------------------------------------------
John K. Coors           Class III   9,680,339          297,922       2004
-------------------------------------------------------------------------------
Donald E. Miller        Class III   9,681,383          296,878       2004
-------------------------------------------------------------------------------
Kimberly S. Patmore     Class III   9,681,479          296,782       2004
-------------------------------------------------------------------------------

     b) The CoorsTek Employee Stock Option and Incentive Plan was adopted by CoorsTek's board of directors to attract and encourage the continued employment and service of officers, key employees and other key individuals by offering those persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of CoorsTek. The plan was subsequently amended to provide for more shares. A proposal to adopt the plan as amended was submitted to our stockholders. This proposal was approved by a vote of 4,837,222 in favor, 4,157,408 against, 223,676 abstentions and 759,955 broker non-votes.

     c) The CoorsTek Stock Purchase Plan was adopted by CoorsTek's board of directors to enable our eligible employees to purchase shares of our common stock, to increase the employees' interest in our growth and success and encourage employee retention. The plan was subsequently amended to clarify that employees of CoorsTek's foreign subsidiaries are not eligible to participate in the plan and to designate a captive broker for transactions under the plan. A proposal to adopt the plan as amended was submitted to our stockholders. This proposal was approved by a vote of 8,886,346 in favor, 108,643 against, 223,317 abstentions and 759,955 broker non-votes.

     d) The CoorsTek board of directors selected PricewaterhouseCoopers LLP as CoorsTek's independent auditors for the fiscal year ended December 31, 2001. A proposal to ratify the board's selection was submitted to our stockholders. This proposal was approved by a vote of 9,962,960 in favor, 5,029 against and 10,272 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

          None.

(b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

All other items of this report are inapplicable.

                                   Signatures
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 2001                     CoorsTek, Inc.
       -------------

                                         By /s/ John K. Coors
                                            -------------------------------
                                            John K. Coors
                                            Chairman, Chief Executive Officer
                                            and President

Date:  July 31, 2001                     By /s/ Joseph G. Warren, Jr.
       -------------                        --------------------------
                                            Joseph G. Warren, Jr.
                                            Chief Financial Officer, Treasurer
                                            And Secretary
                                            (principal financial and chief
                                            accounting officer)