Form 10-Q
period 2001-09-30
COORSTEK INC
filed 2001-11-09
CIK 1095603

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended September 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________.

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

  Yes [X]         No [_]

There were 10,645,964 shares of common stock outstanding as of November 1, 2001.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                COORSTEK, INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                                      Three months ended                    Nine months ended
                                                                         September 30,                         September 30,
                                                                   2001               2000                2001              2000
                                                               -----------        ------------        ------------       ----------
Net sales                                                      $    80,562        $    136,547        $    330,329       $  384,737
Cost of goods sold                                                  72,927             102,420             272,526          293,378
                                                               -----------        ------------        ------------       ----------
Gross profit                                                         7,635              34,127              57,803           91,359

Selling, general and administrative                                 15,007              18,810              51,374           49,203
Retirement plan curtailment                                              -                   -               5,679                -
Asset impairment charge                                              1,436                   -               1,436                -
                                                               -----------        ------------        ------------       ----------
Operating income (loss)                                             (8,808)             15,317                (686)          42,156

Interest expense, net                                                3,024               2,950               7,532           12,579
                                                               -----------        ------------        ------------       ----------

Income (loss) before income taxes                                  (11,832)             12,367              (8,218)          29,577
Income tax expense (benefit)                                        (4,319)              4,578              (3,000)          10,943
                                                               -----------        ------------        ------------       ----------
Income (loss) before extraordinary item                             (7,513)              7,789              (5,218)          18,634
                                                               -----------        ------------        ------------       ----------

Loss on debt extinguishment, net of tax benefit                       (636)               (886)               (636)            (886)
                                                               -----------        ------------        ------------       ----------
Net income (loss)                                                   (8,149)              6,903              (5,854)          17,748
                                                               -----------        ------------        ------------       ----------

Other comprehensive income (loss):

Foreign currency translation adjustments                              (131)                (77)                 92           (1,092)
Fair value of interest rate swaps                                     (426)                  -              (1,106)               -
                                                               -----------        ------------        ------------       ----------
Comprehensive income (loss)                                    $    (8,706)       $      6,826        $     (6,868)      $   16,656
                                                               ===========        ============        ============       ==========

Net income (loss) per basic share of common stock:
              Income (loss) before extraordinary item          $     (0.71)       $       0.80        $      (0.49)      $     2.33
              Loss on debt extinguishment                            (0.06)              (0.09)              (0.06)           (0.11)
                                                               -----------        ------------        ------------       ----------
     Net income (loss) per basic share of common stock         $     (0.77)       $       0.71        $      (0.55)      $     2.22
                                                               ===========        ============        ============       ==========

Net income (loss) per diluted share of common stock:
              Income (loss) before extraordinary item          $     (0.71)       $       0.78        $      (0.49)      $     2.26
              Loss on debt extinguishment                            (0.06)              (0.09)              (0.06)           (0.11)
                                                               -----------        ------------        ------------       ----------
     Net income (loss) per diluted share of common stock       $     (0.77)       $       0.69        $      (0.55)      $     2.15
                                                               ===========        ============        ============       ==========

Weighted average shares outstanding - basic                         10,643               9,709              10,604            8,011
                                                               ===========        ============        ============       ==========

Weighted average shares outstanding - diluted                       10,643              10,037              10,604            8,238
                                                               ===========        ============        ============       ==========

                See Notes to Consolidated Financial Statements.

                                COORSTEK, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (unaudited)

                                                                     September 30,       December 31,
                                                                         2001                2000
                                                                     -------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $     2,083        $          -
    Accounts receivable, less allowance for doubtful
        accounts of $2,795 in 2001 and $2,341 in 2000                      41,971              75,915
    Inventories:
        Raw materials                                                      26,004              23,224
        Work in process                                                    25,029              35,068
        Finished goods                                                     44,584              43,681
                                                                     -------------      --------------
    Total inventories                                                      95,617             101,973
    Other assets                                                           26,805              17,178
                                                                     -------------      --------------
          Total current assets                                            166,476             195,066

Properties, less accumulated depreciation of $214,257 in 2001
    and $201,421 in 2000                                                  155,875             151,250
Goodwill, less accumulated amortization of $8,163 in 2001 and
    $6,056 in 2000                                                         40,030              40,975
Other noncurrent assets                                                     4,930               5,604
                                                                     -------------      --------------

Total assets                                                          $   367,311        $    392,895
                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of debt                                        $     2,522        $        900
    Accounts payable                                                       11,582              29,634
    Other current liabilities                                              20,938              35,906
                                                                     -------------      --------------
          Total current liabilities                                        35,042              66,440

Long-term debt                                                            104,311              97,230
Accrued postretirement benefits                                            15,602              15,899
Other long-term liabilities                                                 8,217               4,366
                                                                     -------------      --------------

Total liabilities                                                         163,172             183,935
                                                                     -------------      --------------

Stockholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding                                             -                   -
Common stock, $.01 par value, 100,000,000 shares authorized,
    10,645,389 and 10,539,080 shares issued and outstanding
    in 2001 and 2000, respectively                                            106                 105
Paid-in capital                                                           184,052             182,006
Paid-in capital - warrants                                                  1,600               1,600
Retained earnings                                                          20,472              26,326
Accumulated other comprehensive loss                                       (2,091)             (1,077)
                                                                     -------------      --------------
          Total stockholders' equity                                      204,139             208,960
                                                                     -------------      --------------

Total liabilities and stockholders' equity                            $   367,311        $    392,895
                                                                     =============      ==============

                See Notes to Consolidated Financial Statements

                                COORSTEK, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                          2001           2000
                                                                      ----------       ----------
Cash flows from operating activities:
      Net income (loss)                                                $  (5,854)       $ 17,748
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                    18,260          18,076
         Asset impairment charge                                           1,436               -
         Change in current assets and current
           liabilities and other:
           Accounts receivable                                            34,016         (20,844)
           Inventories                                                     6,356         (15,842)
           Accounts payable                                              (18,142)          5,427
           Other                                                         (20,792)          4,604
                                                                      -----------      ----------
Net cash provided by operating activities                                 15,280           9,169
                                                                      -----------      ----------

Cash flows from investing activities:
      Additions to properties                                            (22,373)        (23,207)
      Acquisitions, net of cash acquired                                  (1,516)         (4,600)
      Other                                                                  (58)            465
                                                                      -----------      ----------
Net cash used in investing activities                                    (23,947)        (27,342)
                                                                      -----------      ----------

Net cash flows from financing activities:
      Proceeds from issuance of debt                                     161,677          23,558
      Payments on debt                                                  (152,974)       (124,978)
      Issuance of stock                                                    2,047         122,770
                                                                      -----------      ----------
Net cash provided by financing activities                                 10,750          21,350
                                                                      -----------      ----------

Cash and cash equivalents:
      Net increase in cash and cash equivalents                            2,083           3,177
      Balance at beginning of period                                           -               -
                                                                      -----------      ----------
      Balance at end of period                                         $   2,083        $  3,177
                                                                      ===========      ==========

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of September 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Note 2.  Derivative Instruments and Hedging Activities

     CoorsTek adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, CoorsTek recorded the $(0.2) million fair value of swaps in other comprehensive loss as of January 1, 2001.

     CoorsTek generally does not enter into financial instruments for trading or speculative purposes. CoorsTek maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. Prior to July 25, 2001, CoorsTek used interest rate swaps to convert a portion of its variable rate debt to fixed rates and accounted for them on the accrual basis.

     Prior to July 25, 2001, swap payments made or received were recognized as an adjustment to interest expense. By using derivative financial instruments to hedge exposures to changes in interest rates, CoorsTek exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes CoorsTek, which creates repayment risk for CoorsTek. When the fair value of a derivative is negative, CoorsTek owes the counterparty and, therefore, CoorsTek does not possess payment risk. CoorsTek minimizes the credit (or repayment) risk in derivative instruments by
1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, 2) limiting the amount of exposure to each counterparty, and 3) monitoring the financial condition of its counterparties.

     In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of $(1.3) million was recorded in other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note. CoorsTek used $98.9 million of the proceeds from the issuance of the Note to repay all of the outstanding debt under the credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer meet the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment will be amortized from comprehensive income to interest expense over the original term of the swaps and any future changes in the fair value of the swaps will be recorded in the respective periods' results of operations. At September 30, 2001, the fair value of the interest rate swaps was $(1.8) million.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 3.   Indebtedness

     At September 30, 2001, the long-term obligations, less installments due within one year, are summarized below, in thousands:

     Senior unsecured subordinated note           $100,000
     Installment payment agreements                  6,833
                                                  --------
                                                   106,833
     Less: Installments due within one year          2,522
                                                  --------
     Total long-term obligations                  $104,311
                                                  ========

     On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note (the "Note") to Golden Heritage, LLC ("Golden Heritage"). CoorsTek, can prepay the Note at par value, at any time during the holding period and the entire principal amount is due on July 25, 2011. Golden Heritage is controlled through various trusts established for the benefit of members of the Coors family. As of September 30, 2001, the Coors family owned 31.6% of the outstanding shares of CoorsTek.

     CoorsTek used $98.9 million of the proceeds from the issuance of the Note to repay all of the outstanding debt under its existing credit facility with Bank of America. This included $77.9 million to extinguish the Senior Term B facility and $21.0 million to repay the outstanding balance under the revolving credit facility, leaving $125 million available to be borrowed under the revolving credit facility. The balance of the proceeds will be used for general corporate purposes. In connection with the issuance of the Note, on July 25, 2001, CoorsTek amended its credit facility to allow for the issuance of the Note and added an accordion feature that allows a $50.0 million increase in credit availability. As a result of the prepayment of these amounts, we recorded an extraordinary loss of $636,000, net of taxes of $366,000, for the partial write-off of unamortized loan origination costs related to the Senior Term B facility.

     On February 15, 2001, CoorsTek entered into a 34-month, $7.9 million installment payment agreement to fund enterprise resource planning software. The agreement has a 5.1% fixed annual interest rate and matures in December 2003.

Note 4.   Acquisition

     On March 13, 2001, CoorsTek acquired certain assets and liabilities of HP Plastics for approximately $1.5 million. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $1.1 million is being amortized over 20 years. Located in Austin, Texas, the operation manufactures high performance injection molded plastics used primarily in the semiconductor equipment market.

Note 5.   Segment Information

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

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     The table below summarizes information about reportable segments, in thousands, for the three months ended September 30:

                                                   Gross
                                    Net            Profit
                                  Sales            (Loss)
                              ------------     ------------
2001
Semiconductor                     $ 27,308          $(2,739)
Advanced Materials                  53,254           10,374
                                  --------          -------
  Consolidated total              $ 80,562          $ 7,635
                                  ========          =======

2000
Semiconductor                     $ 66,755          $16,121
Advanced Materials                  69,792           18,006
                                  --------          -------
  Consolidated total              $136,547          $34,127
                                  ========          =======

     The table below summarizes information about reportable segments, in thousands, for the nine months ended September 30:

                                    Net             Gross
                                   Sales            Profit
                                 ---------          -------
2001
Semiconductor                     $146,650          $16,283
Advanced Materials                 183,679           41,520
                                  --------          -------
  Consolidated total              $330,329          $57,803
                                  ========          =======

2000
Semiconductor                     $178,153          $43,964
Advanced Materials                 206,584           47,395
                                  --------          -------
  Consolidated total              $384,737          $91,359
                                  ========          =======

Note 6.   Earnings Per Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. Following is a reconciliation of weighted average common shares outstanding, in thousands, for purposes of calculating basic and diluted net income (loss) per share:

                                                       Three Months Ended September 30,
                                                         2001                    2000
                                                        ------                  ------
Weighted average shares outstanding - basic             10,643                   9,709
Common stock equivalents                                     -                     328
                                                        ------                  ------
Weighted average shares outstanding - diluted           10,643                  10,037
                                                        ======                  ======


                                                        Nine Months Ended September 30,
                                                         2001                    2000
                                                        ------                  ------
Weighted average shares outstanding - basic             10,604                   8,011
Common stock equivalents                                     -                     227
                                                        ------                   -----
Weighted average shares outstanding - diluted           10,604                   8,238
                                                        ======                   =====

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     The diluted share base for the three and nine months ended September 30, 2001 excludes incremental shares of 0.2 million and 0.2 million, respectively, related to stock options. These shares are excluded due to their antidilutive effect as a result of CoorsTek's net loss for the three and nine months ended September 30, 2001. The diluted share base for the three and nine months ended September 30, 2001 excludes 0.7 million and 0.6 million, respectively, of incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of their exercise price.

Note 7.   Asset Impairment Charge

     During the third quarter of 2001, CoorsTek recorded a $1.4 million asset impairment charge in conjunction with the decision to sell the assets of its Chattanooga, Tennessee manufacturing facility. CoorsTek wrote down the assets by the amount of the carrying value in excess of the estimated fair value less selling costs. The disposition had no additional impact on the operating results of CoorsTek. The assets related to the facility are included in the Advanced Materials segment. CoorsTek expects to sell the facility in the fourth quarter of 2001. The table below summarizes, in thousands, the operational results for the facility:

                      Three months ended          Nine months ended
                         September 30,              September 30,
                    ----------------------      ---------------------

                       2001         2000          2001        2000
                    ----------   ---------      --------   ----------
Net sales             $1,979       $ 3,960        $8,011     $13,588

Gross profit (loss)   $ (259)      $   216        $ (578)    $ 1,021


Note 8.   Retirement and Other Postretirement Benefit Plans

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

Note 9.   Commitments and Contingencies

     In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations.

     On August 12, 1999, six current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in CoorsTek's favor on a motion for summary judgment. An appeal was filed with the U.S. Court of Appeals for the Eighth Circuit. In a decision issued June 1, 2001, the U.S. Court of Appeals for the Eighth Circuit affirmed an Order of the District Court granting CoorsTek's Motion for Summary Judgment. The plaintiff filed no further appeal and this action has concluded.

     In the second claim, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. In December 2000, the court denied this motion but gave plaintiffs an opportunity to file a new motion to certify a class. In a Memorandum and Order issued May 18, 2001, the court again denied plaintiffs' supplemental motion for class certification. The plaintiffs did not appeal the ruling.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     On August 8, 2001, one of the remaining five plaintiffs' had her claim dismissed on a motion for summary judgment. The Company has reached settlement with the four remaining plaintiffs.

Note 10.  New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2001. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other identifiable intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, CoorsTek's unamortized goodwill of $40.0 million at September 30, 2001 will no longer be subject to amortization but will be subject to an annual impairment test. CoorsTek is currently evaluating the potential impact of SFAS No. 142 on its results of operations, financial position and cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2003. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

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

     We generally recognize revenue when products are shipped or services have been rendered. We sell products primarily to original equipment manufacturers ("OEMs") for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout the U.S., Asia, Europe and South America.

Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000

     Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the three months ended September 30, 2001 were $80.6 million, a decrease of $55.9 million, or 41.0%, from net sales of $136.5 million for the three months ended September 30, 2000. This decrease in sales was attributable to economic downturns affecting both our Semiconductor and Advanced Materials business segments. Net sales in our Semiconductor segment for the three months ended September 30, 2001 were $27.3 million, a decrease of $39.5 million, or 59.1%, from net sales of $66.8 million for the three months ended September 30, 2000. This decrease was caused by a significant industry downturn that reduced demand for our products and services in the semiconductor capital equipment market. Net sales in the Advanced Materials segment decreased 23.6% to $53.3 million in the three months ended September 30, 2001 from $69.8 million in the three months ended September 30, 2000. This decrease was primarily attributable to weak general economic conditions and a downturn in the telecommunications sector, where we provide products such as fiber optic connectors, hermetic packages, and substrates.

     Cost of goods sold and gross profit. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Gross profit for the three months ended September 30, 2001 was $7.6 million, a decrease of $26.5 million, or 77.7%, from $34.1 million for the three months ended September 30, 2000. As a result of the downturn in the semiconductor capital equipment market, our Semiconductor segment gross profit for the three months ended September 30, 2001 decreased $18.8 million, or 116.8%, to $(2.7) million from $16.1 million for the third quarter of 2000. Primarily as a result of a general overall weakening in the economy, gross profit for the Advanced Materials segment was $10.4 million for the three months ended September 30, 2001, a decrease of $7.6 million, or 42.2%, from gross profit of $18.0 million for the three months ended September 30, 2000. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. In 2001, these costs are all reflected in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. Total gross margin decreased to 9.5% for the three months ended September 30, 2001, from 25.0% for the three months ended September 30, 2000 as a result of the downturn in the semiconductor capital equipment and telecommunications markets and severance costs.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses for executive management compensation, sales salaries and commissions, research and development, accounting, information technology, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Research and development expenses of $2.4 million for the 2001 third quarter are included in selling, general and administrative expenses. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. In 2001, these costs are all reflected in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. Selling, general and administrative expenses for the three months ended September 30, 2001 were $15.0 million, a decrease of $3.8 million from $18.8 million for the three months ended September 30, 2000. The decrease in the selling, general and administrative expenses is primarily attributable to the reduction of labor and labor related costs. During the third quarter of 2001, we incurred $0.7 million for severance costs in selling, general and administrative expenses related to a reduction in workforce. Selling, general and administrative expenses as a percent of sales increased to 18.6% for the three months ended September 30, 2001 from 13.8% for the three months ended September 30, 2000.

     Asset impairment charge. During the third quarter of 2001, we decided to sell the assets of our Chattanooga, Tennessee manufacturing facility rather than consolidate the assets into other business lines. As a result of the anticipated sale, we wrote down the carrying value of the assets to be sold by $1.4 million. We will suspend depreciation on the impaired assets in the fourth quarter of 2001, at which time we expect to sell the facility. The impaired assets are included in the Advanced Materials segment.

     Operating loss. The operating loss for the three months ended September 30, 2001 was $8.8 million, a decrease of $24.1 million, or 157.5%, from the $15.3 million operating income for the three months ended September 30, 2000. The decrease was primarily due to the gross profit decrease in the Semiconductor and Advanced Materials segments, the Chattanooga facility asset impairment charge, and severance costs. Operating margins, for the three months ended September 30, 2001 and 2000, were (10.9)% and 11.2%, respectively.

     Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Interest expense for the three months ended September 30, 2001 and 2000 was $3.0 million. On July 25, 2001, CoorsTek used the proceeds from its senior unsecured subordinated note to repay all the outstanding debt under the credit facility. As a result, the interest rate swaps no longer met the requirements to be accounted for as hedge transactions and an expense of $0.7 million was recorded for the three months ended September 30, 2001. The interest on our debt decreased by $0.9 million to $2.1 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000. The reduction was primarily a result of lower interest rates and the repayment of debt in the third quarter of 2000 from the proceeds of the sale of common stock in a follow-on public offering.

     Income tax benefit. The income tax benefit for the three months ended September 30, 2001 was $4.3 million compared with a $4.6 million income tax expense for the three months ended September 30, 2000. The consolidated effective tax rate was 36.5% for the three months ended September 30, 2001 and 37.0% for the three months ended September 30, 2000.

     Extraordinary loss. We recorded an extraordinary loss of $636,000, net of taxes of $366,000, during the third quarter of 2001. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $98.9 million credit facility repayment from the proceeds of our senior note. During the third quarter of 2000, we recorded an extraordinary loss of $886,000, net of taxes of $520,000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment from the proceeds of our follow-on offering.

Results of Operations for the Nine months ended September 30, 2001 and September 30, 2000

     Net sales. Net sales for the nine months ended September 30, 2001 were $330.3 million, a decrease of $54.4 million, or 14.1%, from net sales of $384.7 million for the nine months ended September 30, 2000. Net sales in our Semiconductor segment for the nine months ended September 30, 2001 were $146.7 million, a decrease of $31.5 million, or 17.7%, from net sales of $178.2 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the downturn in the semiconductor capital equipment industry. Net sales in the Advanced Materials segment decreased 11.1% to $183.7 million during the nine months ended September 30, 2001 from $206.6 million for the nine months ended September 30, 2000. This decrease was primarily caused by the downturn in the telecommunications sector and weak general economic conditions.

     Cost of goods sold and gross profit.   Gross profit for the nine months
ended September 30, 2001 was $57.8 million, a decrease of $33.6 million, or 36.8%, from $91.4 million for the nine months ended September 30, 2000. As a result of the downturn in the semiconductor capital equipment market, lower capacity utilization, and a shift in product mix toward lower margin assembly services, our Semiconductor segment gross profit for the nine months ended September 30, 2001 decreased $27.7 million, or 63.0%, to $16.3 million from $44.0 million for the nine months ended September 30, 2000. As compared with the 11.1% decrease in net sales for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, gross profit in the Advanced Materials segment decreased $5.9 million, or 12.4%, for the same period, as cost cutting measures nearly offset the absorption of excess manufacturing capacity costs. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. In 2001, these costs are all reflected in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. During the nine months ended September 30, 2001, we incurred $1.1 million for severance costs in cost of goods sold related to a reduction in workforce. Total gross margin decreased to 17.5% for the nine months ended September 30, 2001 from 23.7% for the nine months ended September 30, 2000 as a result of the downturn in the semiconductor capital equipment and telecommunications markets, severance costs, and the shift in product mix toward lower margin assembly services.

     Selling, general and administrative.   Research and development expenses of
$8.4 million are included in selling, general and administrative expenses for the nine months ended September 30, 2001. Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. In 2001, these costs are all reflected in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $51.4 million, an increase of $2.2 million from $49.2 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses is primarily attributable to the additional research and development expenses reflected in 2001 selling, general and administrative expenses. During the nine months ended September 30, 2001, we incurred $0.9 million for severance costs in selling, general and administrative expenses related to a reduction in workforce. Selling, general and administrative expenses as a percent of sales increased to 15.6% for the nine months ended September 30, 2001 from 12.8% for the nine months ended September 30, 2000.

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

     Asset impairment charge.   During the third quarter of 2001, we decided to
sell the assets of our Chattanooga, Tennessee manufacturing facility rather than consolidate the assets into other business lines. As a result of the anticipated sale, we wrote down the carrying value of the assets to be sold by $1.4 million. We will suspend depreciation on the impaired assets in the fourth quarter of 2001, at which time we expect to sell the facility. The impaired assets are included in the Advanced Materials segment.

     Operating loss.   The operating loss for the nine months ended September
30, 2001 was $0.7 million, a decrease of $42.9 million, or 101.7%, from the $42.2 million operating income for the nine months ended September 30, 2000. The decrease was primarily due to the gross profit decrease in the Semiconductor and Advanced Material segments, the retirement and other postretirement plan expense and the severance costs. Operating margins, for the nine months ended September 30, 2001 and 2000, were (0.2)% and 11.0%, respectively.

     Interest expense, net.   Interest expense, net, consisted primarily of
interest expense associated with our debt instruments and interest rate swaps. Interest expense for the nine months ended September 30, 2001 was $7.5 million compared with $12.6 million for the nine months ended September 30, 2000. On July 25, 2001, CoorsTek used the proceeds from its senior unsecured subordinated note to repay all the outstanding debt under the credit facility. As a result, the interest rate swaps no longer met the requirements to be accounted for as hedge transactions and an expense of $0.7 million was recorded for the nine months ended September 30, 2001. The interest on our debt decreased by $6.2 million to $6.4 million for the nine months ended September 30, 2001 from $12.6 million for the nine months ended September 30, 2000. The reduction was primarily a result of lower interest rates and the repayment of debt in the third quarter of 2000 from the proceeds of the sale of common stock in a follow-on public offering.

     Income tax benefit.   The income tax benefit for the nine months ended
September 30, 2001 was $3.0 million compared with $10.9 million of income tax expense for the nine months ended September 30, 2000. The consolidated effective tax rate was 36.5% for the nine months ended September 30, 2001 and 37.0% for the nine months ended September 30, 2000.

     Extraordinary loss.   We recorded an extraordinary loss of $636,000, net of
taxes of $366,000, during the third quarter of 2001. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $98.9 million credit facility repayment from the proceeds of our senior note. During the third quarter of 2000, we recorded an extraordinary loss of $886,000, net of taxes of $520,000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment from the proceeds of our follow-on offering.

Liquidity and Capital Resources

     Our liquidity is generated by both internal and external sources and is used to fund short-term working capital requirements, capital expenditures and acquisitions. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

     In December 1999, we negotiated a $270.0 million credit facility, which consisted of a $95.0 million revolving line of credit and an $85.0 million Senior Term A facility, both maturing in five years, and a $90.0 million Senior Term B facility maturing in seven years. In January 2000, we used the credit facility to pay Graphic Packaging, our former parent, $200.0 million for intercompany borrowings and a one-time dividend. Additionally, we use the revolving credit facility to fund working capital, capital expenditures, and acquisitions. There were no prepayment penalties for early repayment of amounts borrowed under the credit facility.

     In the third quarter of 2000, CoorsTek sold 3.25 million shares of common stock in a follow-on public offering. CoorsTek used the net proceeds from the follow-on offering of $122.7 million to repay debt under the credit facility. Accordingly, the Senior Term A facility was paid in full, the Senior Term B facility was reduced by $10.8 million, and the revolving line of credit was reduced by $30.6 million.

     On January 11, 2001, we amended our credit facility to increase the revolving line of credit to $125.0 million from $95.0 million. This additional capacity will be used to fund working capital, capital expenditures and for other corporate purposes.

     As of September 30, 2001, we had $125.0 million of availability under the revolving line of credit. We pay commitment fees of 0.375% on the unused borrowings under the revolving line of credit. The interest rate spreads on the credit facility vary based on our financial performance. As of September 30, 2001, the interest rate on the revolving line of credit was LIBOR plus 1.5%.

     The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility also requires that we comply with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants.

     On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note (the "Note") to Golden Heritage, LLC ("Golden Heritage"). CoorsTek can prepay the Note at par value, any time during the holding period and the entire principal amount is due on July 25, 2011. Golden Heritage is controlled through various trusts established for the benefit of members of the Coors family. As of September 30, 2001, the Coors family owned 31.6% of the outstanding shares of CoorsTek.

     CoorsTek used $98.9 million of the proceeds from the issuance of the Note to repay all of the outstanding debt under the credit facility. This included $77.9 million to extinguish the Senior Term B facility and $21.0 million to repay the outstanding balance under the revolving credit facility. The balance of the proceeds will be used for general corporate purposes. In connection with the issuance of the Note, CoorsTek amended its credit facility to allow for the issuance of the Note and added an accordion feature that allows a $50.0 million increase in credit availability.

     Capital expenditures for the nine months ended September 30, 2001 and September 30, 2000 totaled $22.4 million and $23.2 million, respectively. We primarily funded additional production capacity, computerized manufacturing equipment and upgrades to existing computer systems.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2001. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other identifiable intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment. Subsequent to the effective date of SFAS No. 142, testing of intangible assets for impairment is required annually. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, CoorsTek's unamortized goodwill of $40.0 million at September 30, 2001 will no longer be subject to amortization but will be subject to an annual impairment test. CoorsTek is currently evaluating the potential impact of SFAS No. 142 on its results of operations, financial position and cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2003. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

     CoorsTek is exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. CoorsTek maintains an interest rate management strategy that generally uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.

     We are currently subject to interest rate risk on our interest rate swaps. In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our credit facility. In January 2001, we hedged our exposure to interest rate fluctuations with an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. On July 25, 2001, we issued a senior unsecured subordinated note to repay all of the outstanding debt under the credit facility. As a result of the prepayment, the outstanding interest rate swaps no longer meet the requirements to be accounted for as hedge transactions. We may experience increases or decreases in interest expense that may materially impact financial results as interest rates fluctuate and the changes in fair value of the interest rate swaps are reflected in current operations. At September 30, 2001, the fair value of the interest rate swaps was $(1.8) million.

     By holding interest rate swaps, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, CoorsTek does not possess payment risk. We minimize the credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.

     We are exposed to market risks from adverse changes in foreign exchange rates. Our foreign operations' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. Foreign currency transactions from our domestic operations are not material.

Factors That May Affect Future Results

     Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause CoorsTek's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. CoorsTek's future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, CoorsTek's ability to execute its marketing plans, CoorsTek's ability to maintain or increase sales to existing customers and capture new business, CoorsTek's ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. CoorsTek's ability to achieve its business strategy is also dependent upon securing adequate financing. CoorsTek derives a significant percentage of its net sales from a small number of large customers, and if CoorsTek is not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. CoorsTek's ability to increase revenues and operating income is dependent upon continuing its success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunications, automotive and electronics and other factors. CoorsTek's ability to successfully build its assembly business is dependent on its ability to continue to provide quality and timely manufacturing, innovation and service to its customers. Because CoorsTek has speculative interest rate swaps, its net income is sensitive to fluctuation in short-term interest rates. CoorsTek's compliance with the revenue ruling issued by the IRS in connection with the spin-off of CoorsTek by Graphic Packaging could materially impact the future results, performance or financial condition of CoorsTek. CoorsTek's ability to attract and retain employees at all levels of the organization could also materially impact its future results, performance or financial condition. You are encouraged to read the more detailed discussions of risks and uncertainties contained in CoorsTek's Form 10-K for the year ended December 31, 2000, which is available on line, free of charge, at the Securities and Exchange Commission's EDGAR filing database at www.sec.gov.

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

     On August 12, 1999, six current and former employees sued one of CoorsTek's subsidiaries in the U.S. District Court for the Eastern District of Arkansas claiming gender discrimination, sexual harassment and retaliation. These legal proceedings were filed as two separate claims. The first claim filed by an individual employee was dismissed in CoorsTek's favor on a motion for summary judgment. An appeal was filed with the U.S. Court of Appeals for the Eighth Circuit. In a decision issued June 1, 2001, the U.S. Court of Appeals for the Eighth Circuit affirmed an Order of the District Court granting CoorsTek's Motion for Summary Judgment. The plaintiff filed no further appeal and this action has concluded.

     In the second claim, the remaining five plaintiffs have filed a motion to certify a class action for a class of potentially 120 female employees. In December 2000, the court denied this motion but gave plaintiffs an opportunity to file a new motion to certify a class. In a Memorandum and Order issued May 18, 2001, the court again denied plaintiffs' supplemental motion for class certification. The plaintiffs did not appeal the ruling.

     On August 8, 2001, one of the remaining five plaintiffs' had her claim dismissed on a motion for summary judgment. The Company has reached settlement with the four remaining plaintiffs.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number       Description
--------------       -----------

10.1                 CoorsTek, Inc. Senior Unsecured Subordinated Note Agreement
10.2                 Credit and Term Loan Agreement

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended September 30, 2001.




All other items of this report are inapplicable.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2001                  CoorsTek, Inc.
       ----------------

                                         By/s/John K. Coors
                                         ----------------------------------
                                         John K. Coors
                                         Chairman, Chief Executive Officer
                                         and President

Date:  November 9, 2001                  By/s/Joseph G. Warren, Jr.
       ----------------                  ----------------------------------
                                         Joseph G. Warren, Jr.
                                         Chief Financial Officer, Treasurer
                                         And Secretary
                                         (principal financial and chief
                                         accounting officer)