Form 10-K405
period 2001-12-31
COORSTEK INC
filed 2002-03-01
CIK 1095603

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________.

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

                            ----------------------
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                    Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                            No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2002, there were 10,672,901 shares of our common stock outstanding. As of such date, the aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $307,913,194.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 7, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                               Table of Contents

Part I                                                                                                        Page No.
                                                                                                              --------
Item 1.          Business                                                                                       3-13
                 Factors Affecting CoorsTek's Business, Operating Results,
                      Financial Condition and Common Stock                                                     14-21
Item 2.          Properties                                                                                      22
Item 3.          Legal Proceedings                                                                               22
Item 4.          Submission of Matters to a Vote of Security Holders                                             22
Part II
Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters                           23
Item 6.          Selected Consolidated Financial Data                                                            24
Item 7.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                            25-33
Item 7A.         Quantitative and Qualitative Disclosure About Market Risk                                     33-34
Item 8.          Financial Statements and Supplementary Data                                                   35-60
Item 9.          Changes In and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                     61
Part III
Item 10.         Directors and Executive Officers of the Registrant                                              61
Item 11.         Executive Compensation                                                                          61
Item 12          Security Ownership of Certain Beneficial Owners and Management                                  61
Item 13.         Certain Relationships and Related Transactions                                                  61
Part IV
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                               62-63
                 Signatures                                                                                      64
Exhibit 21.1     List of Subsidiaries of CoorsTek, Inc.                                                          65

    The page numbers in the Table of Contents reflect actual page numbers, not EDGAR page tag numbers

CoorsTek, Inc., the stylized CoorsTek, Inc. logo and the names of all other products and services of CoorsTek used herein are trademarks and service marks of CoorsTek, Inc. All other product and service names used are trademarks or service marks, registered or otherwise, of their respective owners.

                                    PART I


     Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CoorsTek to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on current expectations, estimates and projections about CoorsTek's industry, management beliefs and certain assumptions made by CoorsTek's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Factors Affecting CoorsTek's Business, Operating Results, Financial Condition and Common Stock" pages 14 through 21 Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should carefully review the risk factors set forth in other reports and documents that CoorsTek files from time to time with the Securities and Exchange Commission, which are available free of charge at the Commission's website at www.sec.gov, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.


Item 1:  BUSINESS

Overview

     CoorsTek is a leading designer and manufacturer of components and assemblies for the semiconductor capital equipment market and for industrial, telecommunications, electronics, automotive, and other applications. During our 91-year history, we have developed core competencies in the design, engineering, manufacturing and assembly of critical components made from advanced materials. We use precision-machined metals, technical ceramics, engineering plastics and high-purity fused quartz to design solutions that enable our customers' products to overcome technological barriers and enhance performance. We offer a full range of services from initial prototype design to volume manufacturing, worldwide distribution and customer support.

     Our objective is to establish and expand our leadership position in the design, manufacture and assembly of components and integrated systems for high growth markets. We are specifically focusing our resources on gaining market share and increasing our business in the semiconductor capital equipment market, which we believe currently represents our primary long-term growth opportunity. We have been providing critical ceramic components to the semiconductor capital equipment market for over 20 years. By leveraging our long-standing relationships with key original equipment manufacturers, or OEMs, as well as our materials and precision manufacturing expertise, we have expanded our historical product offerings from supplying only technical ceramic components to include precision-machined metals, engineering plastics and high-purity fused quartz as well as value-added assembly services. Building on our success in the semiconductor capital equipment market, we are targeting other high growth industries where our advanced materials expertise, customer relationships and full service capabilities give us an advantage over other competitors. In addition, we are maintaining our technological expertise in advanced materials and expanding our product and service offerings to meet evolving customer needs.

     The breadth of our competencies and experience has, in many instances, made us a supplier of choice with key customers in the semiconductor capital equipment market and with many other industries that are currently experiencing a consolidating supplier base. We offer custom-designed products to more than 6,500 customers worldwide, including leading manufacturers such as Applied Materials, Texas Instruments, John Crane, Flowserve and LAM Research.

Industry Background

Growth and Cyclical Nature of the Semiconductor Market

     The semiconductor industry has grown significantly over the past decade and is expected to grow in the future. The semiconductor industry has also been historically cyclical. In 2001, the semiconductor industry experienced slowing worldwide demand; consequently, there was a significant decline in demand for semiconductor capital equipment. The decline in demand led to a severe industry downturn. The Semiconductor Industry Association, or SIA, estimates that worldwide semiconductor sales were $140.7 billion in 2001, which would be a 31.2% decrease from $204.4 billion in 2000. SIA is predicting 2002 sales to reach $149.5 billion. Historically, growth in semiconductors and semiconductor capital equipment has come from traditional markets, such as computers, telecommunications and wireless communications and advanced consumer electronic products.

     We expect several technological factors to fuel the long-term growth for semiconductor devices. First, demand for smaller, faster and more powerful semiconductors is requiring improved technology and is prompting semiconductor manufacturers to develop chips that are more dense with line spacing of 0.13 micron or less. Second, to reduce manufacturing costs, semiconductor manufacturers are increasingly upgrading fabrication machinery to a 300mm, or 12-inch, wafer design, from 200mm, or eight-inch, thus allowing more semiconductor devices to be produced on a single wafer. Third, to increase performance, new materials are being used to produce semiconductor devices, such as copper interconnects for better conductivity. Finally, semiconductor manufacturers have developed new processes, such as chemical mechanical planarization, or CMP, that allow them to manufacture semiconductors with reduced defects and increased overall throughput.

Outsourcing to Large Suppliers

     The OEMs' requirement for sophisticated process equipment has been a major factor in the supplier industry's consolidation into a few large vendors that provide a complete range of highly specialized process equipment. Historically, OEMs have either manufactured the components for their equipment internally or have been forced to rely on a large number of small, undercapitalized suppliers who have largely provided only a limited subset of these products and services. Now, OEMs are increasingly seeking to outsource the engineering, prototyping, manufacturing, assembly and testing of components and integrated systems to larger, turnkey suppliers in order to focus on their core processing technology.

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

     These requirements are increasing the need for advanced semiconductor processing equipment and have led to growing demand for more durable and dependable materials. With the transition to 300mm wafer design, the number of integrated circuits per wafer more than doubles. Consequently, manufacturers have a heightened emphasis on uptime, throughput and yield as well as a greater need for precise process controls. As a result, the design and performance of components and integrated systems are becoming even more critical to the semiconductor manufacturing process.

     Precision-machined metals are used extensively in semiconductor capital equipment. Usually machined from aluminum or stainless steel, these components are used for process chambers, bases, lids and other parts in semiconductor capital equipment. These components, often complex in configuration, must be machined to precise specifications in order to ensure the performance of the manufacturing equipment. Tolerances must be strictly adhered to and quality is of utmost importance.

     In addition to this demand for precision-machined metals, there are substantial requirements for other advanced materials, such as technical ceramics, engineering plastics and high-purity fused quartz, in the semiconductor capital equipment market and a wide range of industrial, telecommunications, electronics, automotive and other applications. To ensure optimum performance, component materials must exhibit certain characteristics including corrosion resistance, oxidation resistance, thermal, electrical, magnetic or optical properties. For example, technical ceramics for metrology equipment can be machined to tolerances of less than two microns over several meters and can maintain these tolerances in harsh environments across a broad range of temperatures. Advanced materials are typically more expensive than competing materials, but produce higher value by extending product life and enhancing performance.

Our Competitive Advantages

         Our core competencies are in the design, engineering, manufacturing and assembly of critical components made from advanced materials. In many instances, the breadth of our competencies and experience has made us a supplier of choice with key customers in many industries that are currently experiencing a consolidating supplier base. We believe that we have the following competitive advantages:

     . Advanced Materials Expertise. We engineer product solutions incorporating technical ceramics, precision-machined metals, engineering plastics, high-purity fused quartz or a combination of these materials. The breadth of our materials expertise permits us to provide our customers with an optimal materials solution to meet their performance needs. We deliver solutions with specifically designed properties including chemical, electrical, magnetic, optical, structural and thermal. For example, we have developed solutions ranging from products for semiconductor etch chambers that withstand highly corrosive environments to telecommunications fiber optic connectors that maintain structural stability over a range of temperatures.

     . Comprehensive Design and Prototype Services. Our engineering professionals and our technical sales force work in tandem with our customers' engineers from product concept through design and prototyping. Our involvement at an early stage allows us to respond to anticipated customer needs, identify their requirements early in the manufacturing process, and partner with customers to derive a design, manufacturing and production solution.

     . Full Range of Engineering, Manufacturing, Assembly, Automation and Support Services. The scope of our competencies enables us to conceptualize new products, develop manufacturing specifications, design and build prototypes, validate product introductions, provide accurate and repeatable manufacturing, assemble integrated systems and bring products to market in a timely and cost effective manner. Coupled with our worldwide distribution and service support, these capabilities enable us to provide our customers with a complete outsourcing solution.

     . Global Scale and Infrastructure. We have manufacturing facilities near a number of our major customers and periodically place engineers and other personnel on-site with many of our key customers. We employ flexible manufacturing techniques that allow us to re-deploy and re-tool our facilities to meet our customers' changing requirements.

     . Semiconductor Capital Equipment Expertise. We have been providing critical ceramic components to the semiconductor equipment industry for over 20 years. By leveraging our materials and manufacturing expertise with our long-standing relationships with key OEMs, we have expanded our historical product offerings to include precision-machined metals, engineering plastics and high-purity fused quartz, as well as value-added assembly services. We believe that by expanding into these new service offerings, we are strengthening our customer relationships, increasing our market share and achieving design wins with major OEMs.

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

Our Strategy

         Our objective is to enhance our leadership position in the semiconductor capital equipment market and expand our position in other high growth markets. To achieve this objective, we are pursuing the following strategies:

     . Focus on the Semiconductor Capital Equipment Market. We are focusing our resources on gaining market share and increasing our business in the semiconductor capital equipment market, which we believe currently represents our primary long-term growth opportunity. We intend to use our strong customer relationships, reputation for quality and on-time delivery and our range of services to take advantage of this opportunity. In addition, we are working with our customers on manufacturing equipment prototypes in automation technology and assembly, including 300mm semiconductor machines, copper interconnect designs and advanced lithography systems.

     . Target Other Potential High Growth Markets. Building on our success in the semiconductor capital equipment market, we are targeting other high growth industries where our advanced materials expertise, customer relationships and full service capabilities give us an advantage over other competitors. We believe our reputation as a high quality supplier of advanced materials gives us a strategic foothold in these markets, allowing us to build on existing customer relationships, and identify and solve OEMs' complex problems using our full complement of design, engineering, materials and assembly capabilities. For example, we have successfully applied our semiconductor assembly model to equipment manufacturers in industries such as medical, security and computer peripherals.

     . Use Customer Relationships to Broaden Product and Service Offerings. We have developed strong customer relationships with leading manufacturers. These relationships have enabled us to expand our product offerings in the past. For example, based on our strong relationship and 21-year history of successfully supplying critical ceramic components to Applied Materials, we expanded our product offerings to provide machined metals, engineering plastics, high-purity fused quartz, complex assemblies and automation technology. We continue to enhance these relationships by offering new products and services, such as additional advanced materials and integrated systems.

     . Maintain Technological Expertise in Advanced Materials. We intend to maintain our technological expertise in engineered materials solutions incorporating precision-machined metals, technical ceramics, engineering plastics, high-purity fused quartz or combinations of these materials. In addition, we plan to continue working with our customers to enhance existing materials and incorporate new materials, which will allow our customers to successfully develop new generations of equipment. For example, we continually develop materials to enhance our products' performance. PureSiC(TM)(CVD Silicon Carbide), PlasmaResist(TM)(High-Purity Alumina), PlasmaPure(TM)(High-Purity
         Alumina) and Semilon(TM)(Self-Dampening PPS) and a group of Electro-Static Dissipative (ESD) ceramics are just a few examples of our recently created materials.

     . Pursue Selective Acquisitions. We have successfully completed several acquisitions over the last four years. We will consider strategic and opportunistic acquisitions that will enable us to expand our geographic reach, secure new customers, diversify into complementary product markets and broaden our technological capabilities and value-added service offerings.

Recent Acquisitions

     Since our decision in late 1998 to focus our resources on the semiconductor capital equipment market, we have completed a series of strategic acquisitions to increase our capabilities and broaden our global presence to address the evolving service requirements of this market. The acquired facilities are strategically located to support our customers. Our acquisition activity in this market has also been influenced by supplier consolidation and the trend to outsource engineering, prototyping, manufacturing, assembly and testing of components and integrated systems to large, turnkey suppliers.

     On March 13, 2001, we acquired certain assets and liabilities of HP Plastics for approximately $1.6 million. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $1.2 million is being amortized over 20 years. Formerly located in Austin, Texas, the operation manufactures high performance injection molded plastics used in many of the markets we serve.

     In 1999 and 2000, we completed four strategic acquisitions for an aggregate cash purchase price of approximately $47.6 million largely to support our Semiconductor Components segment. We paid additional consideration for these acquisitions in the form of warrants, leases and the assumption of debt. The facilities acquired are located in Kyungbook, South Korea, where we serve the Asian semiconductor capital equipment market, and in Fremont, California, Livermore, California and Newark, California, which are in proximity to some of our major OEM customers.

Financial Information About Industry Segments, Foreign Operations and Foreign Sales

     We have three reportable segments: Semiconductor Components, Semiconductor Assembly and Advanced Materials. In our Semiconductor Component segment, we manufacture precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. Our Semiconductor Assembly segment, which we began in 2000, involves the clean room assembly and integration of precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components also for use in the semiconductor capital equipment industry. In our Advanced Materials segment, we produce primarily ceramic products that are used outside the semiconductor industry.

     The table below summarizes information about reportable segments, in thousands, as of and for the years ended December 31:

                                                          Depreciation
                                  Net          Gross          and                            Capital
                                 Sales         Profit     Amortization       Assets        Expenditures
                              -----------    ---------   --------------   -----------   ----------------
2001
Semiconductor Components        $110,733       $4,233        $ 8,352        $126,947         $ 4,633
Semiconductor Assembly            61,557        3,367            216          31,040           7,862
Advanced Materials               228,146       37,302         16,428         200,265          12,202
                                --------      -------        -------        --------         -------
     Consolidated total         $400,436      $44,902        $24,996        $358,252         $24,697
                                ========      =======        =======        ========         =======

2000
Semiconductor Components        $204,225      $57,328        $ 5,885        $148,667         $17,054
Semiconductor Assembly            61,996        5,746             27          16,186             598
Advanced Materials               273,444       61,335         18,273         228,042          12,973
                                --------     --------       --------        --------         -------
     Consolidated total         $539,665     $124,409       $ 24,185        $392,895         $30,625
                                ========     ========       ========        ========         =======

1999
Semiconductor Components        $111,099      $31,953        $ 2,494         $79,845         $ 4,043
Advanced Materials               253,962       58,710         20,217         247,645          10,518
                                --------      -------       --------        --------         -------
     Consolidated total         $365,061      $90,663       $ 22,711        $327,490         $14,561
                                ========      =======       ========        ========         =======

Gross sales by customer billing location were as follows, in thousands:

                                                       Year Ended December 31,
                                                    2001          2000           1999
                                                -----------    ----------     -----------
     Europe                                      $ 38,174       $ 43,470       $ 35,896
     Asia                                          16,494         29,186         20,507
     Canada                                         8,933         11,354          8,995
     Other foreign                                  8,526         14,793          7,279
                                                 --------       --------       --------
     Total foreign                                 72,127         98,803         72,677
     U.S.                                         358,706        468,545        304,599
     Less: discounts and allowances               (30,397)       (27,683)       (12,215)
                                                 --------       --------       --------
         Total                                   $400,436       $539,665       $365,061
                                                 ========       ========       ========

Long-lived assets, consisting of net property, plant and equipment and goodwill, in thousands:

                                                         December 31,
                                                  2001                  2000
                                               ----------            -----------
     Europe                                     $  2,889              $  3,291
     Asia                                          4,203                 4,344
     Other foreign                                    --                   572
                                                --------              --------
     Total foreign                                 7,092                 8,207
     U.S.                                        182,807               184,018
                                                --------              --------
     Total                                      $189,899              $192,225
                                                ========              ========

Markets and Products

     We offer customers in the semiconductor capital equipment market and a multitude of other markets engineered solutions using our expertise in design, engineering and manufacturing. The solutions we offer provide enabling technologies that allow our customers' products to function effectively and efficiently in adverse environments, including those involving corrosive chemicals and gases and extreme heat or pressure.

Semiconductor Market

     We supply products for semiconductor capital equipment used to manufacture integrated circuits. We manufacture, assemble and integrate precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in semiconductor processing equipment. We manufacture and assemble components that can be used in almost every semiconductor manufacturing process. These processes include deposition, etch, CMP, ion implantation, metrology and photolithography. Our expertise in metals, ceramics, plastics, quartz and assembly allows us to optimize the solutions we provide to our customers.

     We have been successful in vertically integrating our components business and are now supplying assemblies to customers to whom we had previously only sold components. For example, we assemble 200mm and 300mm CMP systems and in-process wafer inspection and cleaning modules for major semiconductor capital equipment manufacturers. We have demonstrated our success in these projects and have captured other assembly opportunities, specifically in next-generation technology areas such as copper interconnects, low k dielectrics and sub 0.13 micron technology.

Advanced Materials Markets

     In addition to the semiconductor capital equipment market, we provide components and assemblies to equipment manufacturers in a variety of markets, including telecommunications, electronics, automotive, medical and other industrial applications. Our diverse array of products includes:

  . Telecommunication products for wireless and land-based communications infrastructure. Applications include fiber optic connectors and cables for connectivity, circuit substrates for network switching and antenna components for base stations.

  . Electronic products for radio amplification, computer, defense and power distribution. Applications include electron tubes for signal amplification used in broadcasting and radar, and computer tape guides used for high-speed data storage;

  . Automotive products for control and safety systems and engine components. Applications include ceramic substrates for anti-lock brakes and drive-by-wire throttle systems, and components for sensing and feedback exhaust emissions;

  . Medical products for use in diagnostic and testing equipment and surgical devices. Applications include shear valves for cytology, minimally invasive electrosurgical devices and electron tubes for CT scanners; and

  . Other industrial products for the chemical, fluid handling, mechanical, paper and petroleum industries. Applications include valves and process flow components for fluid handling and ceramic beams for coordinate measuring equipment.

Customers

     Our customers include industry leaders such as Applied Materials, Inc., CTS Corporation, Delphi Delco Electronics Systems, Eaton Corporation -Cutler-Hammer division, Engineering Ceramic Technologies, Inc., Flowserve Corporation, IMI Cornelius, John Crane, Inc., Kavlico Corporation, LAM Research Corporation and Texas Instruments Incorporated. Our largest customer, Applied Materials, accounted for 30.6% of net sales for 2001, 41.3% for 2000 and 22.5% for 1999. No other customer accounted for more than 10% of net sales in any of these periods.

     Our top three customers in 2001 for each of the following markets were:

     . Semiconductor capital equipment: Applied Materials, Inc., LAM Research Corporation and ASM Lithography Holding N.V.;

     . Telecommunications: Micro Crystal Switzerland, CTS Corporation and Avaya Inc.;

     . Electronic: Cooper-Industries, Inc.--Bussman division, Perkin-Elmer Corporation and Universal Scientific Industrial Co., Ltd.;

     . Automotive: Texas Instruments Incorporated, Kavlico Corporation and Delphi Delco Electronics Systems;

     . Medical: Beckman / Coulter, Baxter International, Inc. and Gyrus Medical, Ltd.; and

     .    Industrial: John Crane, Inc., Flowserve Corporation and Eaton
          Corporation.

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

     International sales, primarily in European and Asian markets, constituted 16.7%, 17.4% and 19.3% of our gross sales in 2001, 2000 and 1999, respectively.

Research, Development and Engineering

     To maintain and improve our competitive position, our research, design and engineering teams work directly with customers to design custom products for specific applications. The majority of our advanced materials research and development is a result of our customers experiencing product performance limitations or failures. As a result, our development encompasses failure analysis, materials selection and engineering to enable our customers to overcome technological barriers and enhance their products' performance.

     We believe our design and engineering capabilities offer critical benefits to our customers. Using our broad array of capabilities, we are able to take our customers' products from the concept stage to production. This allows our customers to focus their efforts on their core competencies and limits the risk involved in separating design from manufacturing. We foster innovation as part of our product development process in response to customer requests or needs. In 2001, expenses for research and development were $10.2 million.

Manufacturing and Assembly

     Our manufacturing operations consist of formulating, forming and firing of ceramics; formulating, forming and processing of plastics; and precision-machining of ceramics, metals, plastics and quartz. We specialize in highly complex and sophisticated components and assemblies. We have a full range of machining capabilities that can support small to large-part manufacturing and can provide customized service from initial prototyping to high volume production. For example, we can consistently precision machine ceramics to exact tolerances within ten-millionths of an inch.

     We precision machine metal parts from aluminum, stainless steel and other metals. These components, often complex in configuration, must be machined to precise specifications in order to ensure the performance of our customers' products. Because of the sophistication of our customers' products, we must strictly adhere to design tolerances and specifications. To enable such precise machining, we primarily use computer numerically controlled machines that have the ability to hold very close tolerances in three, four and even five axes. Particularly in our metals capability, much of the equipment is palletized and automated. We also use sophisticated software for computer aided design and solid modeling capability.

     Ceramic manufacturing involves several steps. From raw material preparation to completion of the finished product, the typical component will be formed, fired and, if necessary, machined into complex geometries. Our proprietary raw material preparation involves blending complex formulations to create a material with the desired properties. Our broad forming capabilities range from isostatic pressing to injection molding. The firing process is specifically designed to meet product and materials requirements by strictly controlling variables such as time, temperature and atmosphere. We also coat ceramic components with metals such as copper, gold and nickel in order to give them desired electrical and mechanical properties. We may then precision machine parts to meet customer specifications such as surface finish, dimensions and geometries.

     The manufacturing of plastics involves steps similar to the manufacture of ceramics. We formulate, form and process plastics into complex components. In the first stage in this process, we use a proprietary formulation and blending of raw materials. We then press or extrude the material into the desired shape. The product is then precision-machined to exact tolerances.

     We fabricate, assemble and distribute a variety of high-purity quartz, including opaque, low alkali, low hydroxyl and other quartz materials for use in semiconductor processing chamber components. These materials are ideal for demanding environment applications due to their exceptional performance in high temperature operations, ultra-high purity applications and specific wavelength transmission.

     We provide assembly services for major OEMs in various markets. The assembly process involves managing the procurement of components, some of which we manufacture while others we purchase from outside vendors. Our competency in managing this supply chain ensures that our assemblies, many with thousands of components and numerous configurations, are built cost effectively and that finished product delivery satisfies our customer's just-in-time manufacturing objectives. As a value-added part of our assembly service, we also work directly with our customers to achieve design enhancements.

     We have class 100 to 10,000 clean room capabilities for our semiconductor capital equipment and other assembly markets, which enable us to meet strict quality requirements and customer specifications. These clean rooms are located in our facilities near our major OEM customers.

Materials and Suppliers

     Our raw materials primarily consist of alumina, aluminum, silicon carbide, polytetrafluoroethylene, tungsten, stainless steel, zirconia and quartz. These raw materials are either readily available or are procured from suppliers with whom we have long-standing relationships.

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

     We compete in the market for precision metal machining and assembly of semiconductor capital equipment and in the market for advanced materials. Our competitors in precision metal machining are typically small, privately-held companies. In addition, we compete with the in-house manufacturing and assembly capabilities of our current and potential customers who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. Our competitors in the advanced materials industry are typically divisions of large, multinational companies such as Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), Dynamit Nobel (Germany) and Saint Gobain (France).

     In addition to quality and price, the principal competitive factors in the worldwide markets we serve are:

     .    breadth of product and service offerings and capabilities;

     .    technological and materials expertise;

     .    customer service;

     .    flexible manufacturing capabilities and capacity;

     .    financial resources; and

     .    delivery capabilities and geographic scope.

     We provide a comprehensive solution that includes advanced materials expertise, precision metal machining and assembly. We believe that we are a significant competitor in many of our markets and hold a prominent position in many product lines. We have maintained long-standing relationships with major corporations by providing consistent, high product quality and customer service.

Intellectual Property

     As of March 1, 2002, we held 53 patents and had 27 pending patent applications in the U.S. and in foreign countries. Generally, our policy is to obtain patent protection that is considered necessary or advisable for the patentable inventions and technological improvements of the business. We also rely significantly on trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance our competitive position.

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

Employees

     As of January 31, 2001, we had 2,361 employees. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Backlog

     As of December 31, 2001, we had backlog orders of $70.7 million, compared with $175.2 million as of December 31, 2000. Approximately $26.4 million of the backlog at December 31, 2001 had been shipped as of January 31, 2002. Our customers may place annual orders with shipments scheduled over a twelve-month period. Backlog orders may be higher for certain industrial products than others due to longer time periods between order and delivery dates under purchase orders. Sales are not seasonal but can be sensitive to overall economic conditions that affect markets that use our components and assemblies. Backlog is not necessarily indicative of past or future operating results.

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

     The site of one of our former subsidiaries was the subject of a Colorado state compliance order for clean up of soil and ground water contamination that occurred prior to the time we purchased and subsequently sold the subsidiary. Although we do not believe we are responsible for the contamination or the clean up, we agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. We will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. We do not have a firm estimate of the total potential clean up costs. Based on site specific information, we believe that the total remediation cost will be in excess of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the State of Colorado reach final agreement on clean up standards and long term monitoring and reporting requirements. Notwithstanding this uncertainty, we do not believe this matter will have a material adverse effect on our financial condition or results of operations.

     A Unilateral Administrative Order issued by the Environmental Protection Agency, or the EPA, relating to the Rocky Flats Industrial Park Site has been negotiated and signed by all parties participating in the Rocky Flats Industrial Park group, including CoorsTek. Under the EPA order, the Rocky Flats group performed an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA selected a remedy consisting of removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. We do not believe our share of the remediation cost will have a material adverse effect on our financial condition or results of operations.

     As reported in prior filings, some of our facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on our investigations, we do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or results of operations.

     In addition, we have received demands or requests for information relating to alleged contamination of various properties we currently own or formerly owned, or to which we allegedly shipped waste. We do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or results of operations.

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

Our quarterly revenues and operating results may fluctuate due to a variety of factors, any of which may result in volatility or a decrease in the price of our common stock.

     Our quarterly revenues and operating results may vary significantly due to a number of factors, including:

     . cyclicality and other economic conditions in the semiconductor and telecommunications industry, including the current downturn in both industries;

     . reduction in planned capital expenditures by our customers in product lines we service;

     .    our ability to fund our capital requirements;

     .    fluctuation in demand for our products;

     .    the timing of customer orders, cancellations and shipments;

     .    production capacity constraints;

     .    the length and variability of the sales cycle for our products;

     .    product obsolescence;

     . the introduction of new products and enhancements by ourselves and our competitors;

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

The semiconductor industry is highly cyclical and is currently experiencing a downturn. Additionally, the telecommunications industry is also experiencing a downturn. The persistence of these economic conditions and continued weakness in the broader economy may result in poor operating performance including decreased revenues.

     Our business depends, and in the future will increasingly depend, on the procurement expenditures of semiconductor capital equipment manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products using semiconductors. The semiconductor industry is highly cyclical and historically has experienced significant periodic downturns, which often have resulted in substantial decreases in expenditures by semiconductor capital equipment manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. The semiconductor industry has been in a downturn for nearly a year, and the industry last experienced a prolonged downturn between 1996 and 1998. During these downturns, semiconductor manufacturers delayed or canceled capital expenditures and some of our customers delayed or canceled purchases of semiconductor components and materials, which had a negative impact on our sales, gross profits and operating results. We cannot predict when the current downturn will end or when others will occur, or how severely we will be affected. Additionally, the business in our advanced materials segment depends in part on the telecommunications and electronics markets, which are also experiencing an economic downturn. Some of our telecommunications and electronics customers also delayed or canceled purchases of materials, which had a negative impact on our sales, gross profits and operating results.

A breach of any of the restrictive covenants or financial tests in our revolving bank credit facility could result in a default or the inability to access the funds under the facility. If we are unable to repay our debt, the lender has the right to foreclose on our assets pledged as security.

     Our bank credit facility contains restrictive covenants and requires us to maintain certain periodic financial ratios and satisfy financial condition tests, including maintaining a specified tangible net worth. Our ability to meet these financial ratios and tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. As of March 1, 2002, we did not have any borrowings under our credit facility. If we are in violation of any of these covenants or tests, we would be unable to access any of the capital available under the credit facility. Additionally, if at any time we have borrowings outstanding under the credit facility, we breach any of these covenants or tests, the lender would have the right to declare us in default. We have pledged certain of our inventory, accounts receivable and cash as collateral under the credit facility. If the lender accelerates amounts owed under the bank credit facility because of a default and we are unable to pay such amounts, the lender has the right to foreclose on our pledged assets.

We derive a significant percentage of our net sales from a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our net sales could be reduced and our financial results could suffer.

     We derive, and believe that in the future we will continue to derive, a significant portion of our revenue from a limited number of customers. For example, our ten largest customers represented 43.0%, 53.0%, and 39.5% of our net sales for the years ended December 31, 2001, 2000 and 1999, respectively. For the same respective periods, Applied Materials accounted for 30.6%, 41.3%, and 22.5% of our net sales. We expect to depend on a small number of customers, particularly Applied Materials, for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and affect our profitability.

     The level and timing of orders placed by our customers vary due to a number of factors, including customer attempts to manage inventory, changes in customer manufacturing strategies and variations in demand for customer products. Because we do not obtain long-term purchase orders or commitments from most of our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled or delayed orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers has led, and in the future could lead, to under-utilization of our installed capacity and harm our results of operations.

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

Sales to foreign markets constitute 16.7% of our gross sales and, therefore, our gross sales and results of operations could be adversely affected by downturns in economic conditions in countries outside of the U.S., by exchange rate fluctuations and by our failure to comply with U.S. or international laws.

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

     International sales, which include sales by our foreign manufacturing facilities, accounted for 16.7% of gross sales for 2001, 17.4% of gross sales for the year ended December 31, 2000, and 19.3% of gross sales for 1999. We anticipate that international sales will continue to account for a significant portion of our gross sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns and other risks associated with our customers' international sales.

     Continued strength in the exchange value of the U.S. dollar would reduce the value of revenue and profits generated by our international operations in Scotland and Korea. The strength of the dollar relative to the currency of our customers or competitors could reduce our international sales and result in more severe price competition from imported products in domestic markets, either of which could reduce our profit margins or sales.

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

     Our success depends largely on the continued contributions of our key management, engineering, sales, marketing, and professional services personnel, many of whom would be difficult to replace. If one or more members of our senior management or other key employees were to resign, we could experience loss of sales, delays in new product development and diversion of management resources. We do not maintain "key man" insurance policies on any of our personnel.

Competition in the markets we serve is intense and diverse and could reduce our sales and prevent us from maintaining profitability.

     We compete in the market for precision metal machining and assembly of semiconductor capital equipment, and in the market for advanced materials. Our competitors in precision metal machining are typically smaller, privately-held companies. In addition, we compete with the in-house manufacturing and assembly capabilities of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. Our competitors in the advanced materials industry are typically divisions of large, multinational companies such as Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), CeramTec AG (Germany) and Saint Gobain (France). We believe that some of these competitors in the advanced materials industry may enter the market for precision metal machining for semiconductor capital equipment.

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

     We believe that our success depends, in part, on our ability to obtain and protect patents. As of December 31, 2001, we held 53 U.S. and foreign patents and had 27 patent applications pending.

     We cannot assure you that:

     . pending patent applications or any future applications will be granted;

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

     In addition to patents, we rely on trade secrets to protect our manufacturing and sales processes and products. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. Despite these efforts:

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

     There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor capital equipment and other high technology industries. In the future, we may be notified of allegations that we may be infringing on the intellectual property rights possessed by others. Even if we are ultimately successful in our defense, any litigation of this type could result in substantial cost and diversion of time and effort of our management, which by itself could have a negative impact on our business. Adverse determinations in this sort of litigation could:

     .    result in our loss of proprietary rights;

     . subject us to significant liabilities, including treble damages in some instances;

     . require us to seek licenses from third parties, which licenses may not be available on reasonable terms, if at all; and

     .    prevent us from manufacturing and selling our products.

Our results of operations and reputation could be harmed by health, safety and environmental legislation and regulation and associated costs.

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

     The market price of our common stock has fluctuated widely and may continue to do so. For example, during the year ended December 31, 2001 our common stock reported prices varied from a low of $22.64 per share to a high of $44.25 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors include:

     . a continued downturn in the semiconductor capital equipment component and telecommunications industries;

     .    actual or anticipated variations in our quarterly operating results;

     .    limited average daily trading volume of our common stock;

     . announcements by us, our competitors or our customers of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    announcement of technological innovations;

     .    acquisitions and alliances by others in the industries we serve;

     . changes in estimates of our performance or recommendations by financial analysts;

     .    market conditions in our industries and the economy as a whole;

     .    introduction of new products by us or our competitors;

     .    additions or departures of key personnel; and

     .    other events or factors, many of which are beyond our control.

     The financial markets in the U.S. have experienced significant price and volume fluctuations, and the market prices of companies which service the semiconductor and telecommunication industries have been and continue to be extremely volatile. Historically, following periods of volatility in the market price of a public company's securities, securities class action litigation has been initiated against that company. Such litigation could result in substantial costs and a diversion of our management's attention and resources.

Coors family trusts own a significant amount of our common stock and may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

     Coors family trusts, in the aggregate, own 31.51% of our outstanding shares of common stock. The interests of these stockholders may not always coincide with our interests or those of our other stockholders. These stockholders, if acting together, could have significant influence over all matters submitted to our stockholders, including the election of our directors and approval of business combinations, and could delay, deter or prevent a change of control of our company. These stockholders are able to exercise significant control over our business, policies and affairs.

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

Item 2:  PROPERTIES

         We believe that our facilities are well maintained, suitable and adequate for their respective operations. Our headquarters and corporate offices are located in Golden, Colorado. The table below lists our manufacturing plants and other properties (including distribution facilities) as of January 31, 2002:

----------------------------------------------------------------------------------------------------------------------
                   Location                                  Business Segments/(1)/              Leased / Owned
                   --------                                  -----------------                   --------------

----------------------------------------------------------------------------------------------------------------------
  Austin, Texas                                  Semiconductor                              Leased
----------------------------------------------------------------------------------------------------------------------
  Benton, Arkansas (3 facilities)                Advanced Materials, Semiconductor          All owned
----------------------------------------------------------------------------------------------------------------------
  El Segundo, California (2 facilities)          Advanced Materials                         Both leased
----------------------------------------------------------------------------------------------------------------------
  Fremont, California                            Semiconductor                              Leased
----------------------------------------------------------------------------------------------------------------------
  Glenrothes, Scotland                           Advanced Materials                         Owned
----------------------------------------------------------------------------------------------------------------------
  Golden, Colorado (5 facilities)                Advanced Materials, Semiconductor          Four owned, one leased
----------------------------------------------------------------------------------------------------------------------
  Grand Junction, Colorado                       Advanced Materials                         Owned
----------------------------------------------------------------------------------------------------------------------
  Hillsboro, Oregon                              Advanced Materials, Semiconductor          Owned
----------------------------------------------------------------------------------------------------------------------
  Kyungbook, South Korea (2 facilities)          Semiconductor                              One owned, one leased
----------------------------------------------------------------------------------------------------------------------
  Livermore, California (6 facilities)           Semiconductor and Assembly                 All leased
----------------------------------------------------------------------------------------------------------------------
  Newark, California                             Semiconductor                              Owned
----------------------------------------------------------------------------------------------------------------------
  Norman, Oklahoma                               Advanced Materials, Semiconductor          Owned
----------------------------------------------------------------------------------------------------------------------
  Oak Ridge, Tennessee (3 facilities)            Semiconductor, Advanced Materials          Two owned, one leased
----------------------------------------------------------------------------------------------------------------------
  Odessa, Texas                                  Advanced Materials                         Owned
----------------------------------------------------------------------------------------------------------------------
  Oklahoma City, Oklahoma                        Advanced Materials                         Owned
----------------------------------------------------------------------------------------------------------------------
  Red Deer, Alberta, Canada                      Advanced Materials                         Leased
----------------------------------------------------------------------------------------------------------------------
  Corapolis, Pennsylvania                        Advanced Materials                         Leased
----------------------------------------------------------------------------------------------------------------------

______________
(1) Unless otherwise noted, "Semiconductor" refers only to our Semiconductor Components Segment.

         We believe we have sufficient capacity to meet current needs. Depending on demand, we may increase capacity, either by expanding current facilities or acquiring additional facility space. We believe that we have adequate financial resources to address our foreseeable production capacity issues.

Item 3:  LEGAL PROCEEDINGS

         In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations.

         Additional information required by this item is incorporated by reference to the information set forth under the caption "Environmental Matters" in Item 1 above.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         CoorsTek's common stock is traded on the Nasdaq National Market under the symbol "CRTK." The following table sets forth, for the periods indicated, the high and the low reported prices per share for our stock as reported by the Nasdaq National Market.

Year Ended December 31, 2001           High             Low
----------------------------           ----             ---

First Quarter                          $44.25           $22.64
Second Quarter                         $41.68           $24.50
Third Quarter                          $38.00           $23.37
Fourth Quarter                         $35.00           $24.35

Year Ended December 31, 2000           High             Low
----------------------------           ----             ---

First Quarter                          $44.00           $14.75
Second Quarter                         $49.44           $27.00
Third Quarter                          $50.00           $36.00
Fourth Quarter                         $38.25           $22.89

         There were 2,502 stockholders of record of our common stock on January 31, 2002. On February 28, 2002, the last reported sale price of our stock as reported on the Nasdaq National Market was $28.35.

         We are currently restricted from paying dividends by our credit facility. We did not pay dividends to stockholders in 2001 or 2000 and we do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future.

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

         The selected consolidated statement of income data and the selected consolidated balance sheet data set forth below are derived from our audited consolidated financial statements.

                                                                                   Year Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                          2001            2000            1999            1998            1997
                                                       -------------  -------------- --------------- --------------- ---------------
                                                                           (in thousands, except per share data)
Statement of Income Data:
Net sales                                              $    400,436   $     539,665    $    365,061  $      296,614  $      304,824
Cost of goods sold                                          355,534         415,256         274,398         222,906         219,821
                                                       -------------  --------------   ------------- --------------- ---------------
Gross profit                                                 44,902         124,409          90,663          73,708          85,003
Selling, general and administrative                          64,578          66,408          53,202          37,758          41,754
Loss on disposal of facilities                                3,187               -               -               -               -
Retirement plan curtailment expense, net                      5,679               -               -               -               -
Asset impairment charges                                          -               -               -          11,814               -
                                                       -------------  --------------   ------------- --------------- ---------------
Operating income (loss)                                     (28,542)         58,001          37,461          24,136          43,249
Interest and other expense, net                               9,819          15,136           4,981           3,524              68
                                                       -------------  --------------   ------------- --------------- ---------------
Income (loss) before income taxes                           (38,361)         42,865          32,480          20,612          43,181
Income tax expense (benefit)                                (14,001)         15,653          12,425           7,682          16,192
                                                       -------------  --------------   ------------- --------------- ---------------
Income (loss) before extraordinary item                     (24,360)         27,212          20,055          12,930          26,989
Loss on debt extinguishment, net                             (1,441)           (886)              -               -               -
                                                       -------------  --------------   ------------- --------------- ---------------
Net income (loss)                                      $    (25,801)  $      26,326    $     20,055  $       12,930  $       26,989
                                                       =============  ==============   ============= =============== ===============

Net income (loss) per basic share of common stock:
             Income (loss) before extraordinary item   $      (2.29)  $        3.15    $       2.81  $         1.81  $         3.78
             Loss on debt extinguishment                      (0.14)          (0.10)              -               -               -
                                                       -------------  --------------   ------------- --------------- ---------------
  Net income (loss) per basic share of common stock    $      (2.43)  $        3.05    $       2.81  $         1.81  $         3.78
                                                       =============  ==============   ============= =============== ===============
Net income (loss) per diluted share of common stock:
             Income (loss) before extraordinary item   $      (2.29)  $        3.08    $       2.81  $         1.81  $         3.78
             Loss on debt extinguishment                      (0.14)          (0.10)              -               -               -
                                                       -------------- ---------------  ------------- --------------- ---------------
  Net income (loss) per diluted share of common stock  $      (2.43)  $        2.98    $       2.81  $         1.81  $         3.78
                                                       ============== ==============   ============= =============== ===============

                                                                                          December 31,
                                                       -----------------------------------------------------------------------------
                                                            2001            2000            1999            1998            1997
                                                       --------------- --------------- --------------- --------------- -------------
                                                                                        (in thousands)
Balance Sheet Data:
Total assets                                              $ 358,252      $  392,895       $  327,490       $ 278,359       $ 262,687
Working capital                                             104,366         128,626           83,674          89,295          71,649
Long-term debt                                              103,656          97,230          191,600          50,000               -
Total stockholders' equity                                  164,331         208,960           59,388         165,825         203,155

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

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         CoorsTek is a leading designer and manufacturer of components and assemblies for the semiconductor capital equipment market and for telecommunications, electronics, automotive, medical and other industrial applications. We use materials such as precision-machined metals, technical ceramics, engineering plastics and high-purity fused quartz to design solutions that enable our customers' products to overcome technological barriers and enhance performance. Our integrated solutions begin with product design and prototyping and extend to manufacturing, assembly and test services.

         Since our founding 91 years ago, we have developed expertise in designing, engineering, manufacturing and assembling critical advanced ceramic components. We have employed these core competencies to expand our product offerings to include metals, plastics and quartz and targeted new opportunities in selected high growth industries.

         We recognize revenue when our products are shipped or our services have been rendered. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout North America, Asia and Europe. Our sales personnel, many with engineering expertise, receive substantial technical assistance from our development engineers because of the highly technical nature of our products. Initial sales are typically the result of a multi-level sales effort that involves senior management, design engineers and our sales personnel interacting with our customers' decision-makers throughout the product development and purchasing processes. Our largest customer, Applied Materials, accounted for 30.6% of net sales for 2001, compared with 41.3% in 2000 and 22.5% in 1999.

         We were formerly named Coors Porcelain Company and operated our business as Coors Ceramics Company. Prior to December 31, 1999, we were a wholly owned subsidiary of Graphic Packaging. On December 31, 1999, we spun off from Graphic Packaging through a 100% distribution of our shares to Graphic Packaging stockholders. Prior to the spin-off, Graphic Packaging provided us with general management, legal, treasury, cash management, tax, internal audit, financial reporting, investor relations and environmental services. Graphic Packaging allocated these costs to us in the form of an annual management fee. We no longer incur these fees but have experienced costs in 2001 and 2000 to administer similar functions as a stand-alone company. Graphic Packaging also provided centralized cash management and allocated interest income or interest expense to us based on intercompany balances. We currently manage our own cash as a stand-alone company.

Results of Operations

      The following table sets forth, for the periods indicated, our consolidated statement of income data reflected as a percentage of our net sales.

                                             2001         2000         1999
                                           --------     --------     --------

Net sales                                     100.0 %      100.0 %      100.0 %
Cost of goods sold                             88.8         76.9         75.2
                                           --------     --------     --------
Gross profit                                   11.2         23.1         24.8
Selling, general and administrative            16.1         12.3         14.6
Loss on disposal of facilities                  0.8            -            -
Retirement plan curtailment expense, net        1.4            -            -
                                           --------     --------     --------
Operating income (loss)                        (7.1)        10.8         10.2
Interest expense, net                           2.5          2.8          1.3
                                           --------     --------     --------
Income (loss) before income taxes              (9.6)         8.0          8.9
Income tax expense (benefit)                   (3.5)         2.9          3.4
                                           --------     --------     --------
Income (loss) before extraordinary item        (6.1)         5.1          5.5
Loss on debt extinguishment, net               (0.3)        (0.2)           -
                                           --------     --------     --------
Net income (loss)                              (6.4)%        4.9 %        5.5 %
                                           ========     ========     ========


Results of Operations for the Years Ended December 31, 2001 and 2000

     Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for 2001 totaled $400.4 million, a decrease of $139.3 million, or 25.8%, from net sales of $539.7 million for 2000. This decrease in sales was attributable to the general economic downturn in 2001, which affected net sales in our three business segments: Semiconductor Components, Semiconductor Assembly, and Advanced Materials. Our Semiconductor Components segment net sales for 2001 of $110.7 million decreased $93.5 million, or 45.8%, from $204.2 million for 2000. This decrease was due to lower worldwide demand in the semiconductor industry, which caused a significant decline in demand for semiconductor capital equipment in 2001. Our Semiconductor Assembly segment net sales for 2001 of $61.6 million was relatively flat compared with net sales for 2000 of $62.0 million. This segment, which we started in 2000, serves the semiconductor capital equipment industry with clean room assembly services for complex systems. Net sales from this segment increased significantly during the second half of 2000 through the first quarter of 2001 as a result of the growth in outsourcing of complex assemblies by semiconductor capital equipment manufacturers. Beginning in the second quarter of 2001, net sales in the Semiconductor Assembly segment declined because of the downturn in the semiconductor capital equipment industry. Our Advanced Materials segment net sales for 2001 of $228.1 million decreased $45.3 million, or 16.6%, from $273.4 million for 2000. This decrease was primarily attributable to general economic weakness throughout 2001 and a severe downturn in the telecommunications industry.

     The semiconductor capital equipment market accounted for 43.0% of our 2001 net sales compared with 49.3% of our 2000 net sales. One customer, Applied Materials, accounted for 30.6% and 41.3% of our net sales in 2001 and 2000, respectively. Applied Materials accounted for 54.9% and 78.8% of our Semiconductor Components segment sales in 2001 and 2000, respectively. Applied Materials accounted for 100% of our Semiconductor Assembly segment sales in 2001 and 2000.

     Cost of goods sold and gross profit. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Our gross profit for 2001 was $44.9 million, a decrease of $79.5 million, or 63.9%, from $124.4 million for 2000. This decrease was mostly attributed to the decrease in sales volume for 2001 in all of our business segments, which resulted in low capacity utilization and the resulting under absorption of manufacturing overhead. Additionally, gross profit for 2001 was negatively affected by $15.3 million of inventory write-downs. Gross profit for our Semiconductor Components segment was $4.2 million, a decrease of $53.1 million, or 92.7%, from $57.3 million for 2000. This decrease is a result of the lower sales volume due to the significant decline in demand for semiconductor capital equipment in 2001, low capacity utilization and inventory write-downs. Gross profit for our Semiconductor Assembly segment was $3.4 million, a decrease of $2.3 million, or 40.4%, from $5.7 million for 2000. This decrease in gross profit was due to low capacity utilization after the first quarter of 2001 as a result of the significant decline in the semiconductor capital equipment market in 2001. This segment has a high return on invested capital but a lower gross margin than the Semiconductor Components segment. Our gross profit for our Advanced Materials segment was $37.3 million, a decrease of $24.0 million, or 39.2%, from $61.3 million for 2000. This decrease is due to general worldwide economic weakness and a severe downturn in the telecommunications industry, which resulted in lower sales volume. Additionally, inventory write-downs negatively affected gross profit in 2001. Consolidated gross margin decreased to 11.2% in 2001 from 23.1% in 2000.

     Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000 (see below).

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of expenses for sales salaries and commissions, research and development, accounting, information technology, executive management compensation, legal, risk management, treasury, goodwill amortization and certain other corporate overhead costs. Our selling, general and administrative expenses for 2001 were $64.6 million, a decrease of $1.8 million, or 2.7%, from $66.4 million for 2000. Due to lower net sales, our selling, general and administrative expenses as a percentage of net sales increased to 16.1% for 2001 from 12.3% for 2000. The decrease in selling, general and administrative expenses in total is primarily due to lower sales expenses as a result of the lower sales volume and no management incentive compensation earned for 2001.

     Beginning in 2001, we began separately tracking research and development costs, which had previously been included in both costs of goods sold and in selling, general and administrative expenses. In 2001, $10.2 million of research and development costs are reflected in selling, general and administrative expenses. As these costs had not previously been separately tracked, no comparable data for research and development costs is available for the corresponding period in 2000.

     Loss on disposal of facilities. During 2001, we incurred $3.2 million in expenses related to the closure and sale of certain operations. We sold certain assets of our Chattanooga, Tennessee operations and recorded a $2.4 million loss on the disposal. As a result of our low manufacturing capacity utilization, we closed our Maquiladora operations in Sonora, Mexico, which resulted in a $0.6 million loss. The assets and results of these operations have been included in our Advanced Materials segment.

     Retirement plan curtailment expense, net. We froze our pension and retiree medical plans effective December 31, 2001. Accordingly, we recorded a net $5.7 million curtailment charge as a result of this decision.

     Operating income (loss). For 2001 we had an operating loss of $28.5 million compared with operating income of $58.0 million for 2000. The decrease in operating income was largely due to the gross profit decrease, the loss on disposal of operations and the retirement plan curtailment expense.

     Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Net interest expense for 2001 was $9.8 million compared with $15.1 million for 2000. The decrease in interest expense is primarily a result of lower debt levels during 2001 compared with 2000. During the third quarter of 2000, we used proceeds of $122.7 million from the sale of common stock in a follow-on public offering to repay debt. Our interest expense also decreased because of lower interest rates in 2001 compared with 2000 on our variable rate revolving credit facility, which was outstanding during the first half of 2001 and all of 2000. In July 2001, we used the proceeds of $100.0 million from our issuance of a senior unsecured subordinated note to repay all the outstanding debt under our credit facility. As a result, our interest rate swaps entered into as hedges of the variable rate interest on this debt no longer met the requirements to be accounted for as hedge transactions. We therefore recorded expenses of $0.9 million in 2001 related to interest rate changes that impacted these speculative interest rate swaps.

     Income tax expense (benefit). For 2001 we had an income tax benefit of $14.0 million compared with income tax expense of $15.7 million for 2000. Our consolidated effective tax rate was 36.5% for 2001 and 2000.

     Extraordinary loss. In 2001, we recorded an extraordinary loss of $1.4 million, net of taxes of $0.8 million. In 2000, we recorded an extraordinary loss of $0.9 million, net of taxes of $0.5 million. The extraordinary losses for both years represent the write-off of unamortized loan origination costs related to debt prepayments and cancellation of our former credit facility.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Net sales. Our net sales for 2000 totaled $539.7 million, an increase of $174.6 million, or 47.8%, from net sales of $365.1 million for 1999. Our Semiconductor Components segment net sales for 2000 of $204.2 million increased $93.1 million, or 83.8%, from $111.1 million for 1999. This increase resulted from strong demand in the semiconductor capital equipment market. Our Semiconductor Assembly segment net sales for 2000 was $62.0 million. In January 2000, we started a new service offering, the clean room assembly of complex systems for the semiconductor capital equipment industry. During 2000, we grew this business from no sales in 1999 to $62.0 million in net sales for 2000 as a result of the growth in outsourcing of complex assemblies by semiconductor capital equipment manufacturers. Our Advanced Materials segment net sales for 2000 of $273.4 million increased $19.4 million, or 7.6%, from $254.0 million for 1999. Although this segment serves nearly every sector of the global industrial economy, the increase generally related to strong growth in the electronic components and oil and gas industries.

     The semiconductor capital equipment market accounted for 49.3% of our 2000 net sales compared with 30.4% of our 1999 net sales. This increase in concentration is a result of strong demand in the semiconductor capital equipment market complemented by our semiconductor components business acquisitions in 1999 and 2000 and the start of our business of the clean room assembly of complex systems in 2000. One customer, Applied Materials, accounted for 41.3% of our 2000 net sales.

     Cost of goods sold and gross profit. Our gross profit for 2000 was $124.4 million, an increase of $33.7 million, or 37.2%, from $90.7 million for 1999. As a result of increased net sales, the Semiconductor Components segment gross profit for 2000 of $57.3 million increased $25.3 million from $32.0 million for 1999. The Semiconductor Assembly segment had a gross profit of $5.7 million in 2000. The Advanced Materials segment gross profit for 2000 of $61.3 million increased $2.6 million from $58.7 million for 1999. The Advanced Materials segment gross margin decreased to 22.4% for 2000 from 23.1% for 1999, primarily due to production inefficiencies at certain facilities and higher natural gas costs in the fourth quarter of 2000.

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

     Interest expense, net. Our interest expense for 2000 of $15.1 million compared with $5.0 million for 1999. Interest expense for 1999 was a result of an allocation of debt from Graphic Packaging. In conjunction with the spin-off, we paid Graphic Packaging $200.0 million to satisfy intercompany obligations and as a one-time dividend. Borrowings under our then existing $270.0 million credit facility funded the obligations and the dividend. Credit facility borrowings were reduced by the proceeds from the follow-on offering of common stock in the third quarter of 2000.

     Income tax expense. Income tax expense for 2000 was $15.7 million compared with $12.4 million for 1999. Our consolidated effective tax rate was 36.5% for 2000, compared with 38.3% for 1999. The decrease in the consolidated effective tax rate was due to federal tax credits in 2000.

     Extraordinary loss. We recorded an extraordinary loss of $0.9 million, net of taxes of $0.5 million in 2000. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $122.7 million debt repayment.

Liquidity and Capital Resources

     Our liquidity is generated by both internal and external sources including funds provided by operating activities, equity offerings, long-term borrowings and operating leases. Our liquidity is used to fund short-term working capital requirements, capital expenditures and acquisitions. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

     For 2001, our cash increased by $11.7 million primarily as a result of the reduction in our accounts receivable and inventory offset by a decrease in accounts payable and accrued expenses. Cash payments for capital expenditures partially offset this increase from working capital.

     In July 2001, we issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC to refinance our outstanding indebtedness and to secure a fixed interest rate for our debt. We can prepay the note at par value, any time during its term and the entire principal amount is due on July 25, 2011. We used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under our former $125.0 million credit facility. The balance of the proceeds was used for general corporate purposes.

     Golden Heritage is a related party to CoorsTek, as it is controlled through various trusts established for the benefit of members of the Coors family, including John K. Coors, our Chairman, President and CEO, William K. Coors, our Director Emeritus, and Joseph Coors, Jr., our former Chairman and CEO and beneficial owner of more than 5% of our common stock. Additionally, John K. Coors, William K. Coors and Joseph Coors, Jr. are trustees of certain of these Coors family trusts. As of December 31, 2001, the Coors family (including these trusts) owned 31.51% of the outstanding shares of our common stock. John K. Coors abstained from our board's vote on this transaction, and William K. Coors did not participate in the board meetings at which this transaction was considered or approved.

     In December 2001, we entered into a $60.0 million, three-year, senior secured revolving credit facility with the Bank of America, N.A. This facility replaced our $125.0 million revolving credit facility. We intend to use our new credit facility to fund working capital, capital expenditures and acquisitions.

     Our inventory, accounts and cash are pledged as security under our bank credit facility. Our ability to borrow under the credit facility, and consequently our liquidity, are based on the amount of eligible accounts receivable and inventory. Eligibility of our accounts receivable is affected by factors such as customer concentration, foreign receivables and slow-paying accounts. Eligibility of our inventory is affected by factors such as the exclusion of work-in-process inventory and customer concentration. At December 31, 2001, given the eligibility of our accounts and inventory, the amount available to us for borrowing under the credit facility was $28.0 million.

     We pay commitment fees of 0.375% on the unused borrowings under the credit facility. The interest rate charged on the credit facility is based on a spread above LIBOR and varies based on the amount of eligible accounts receivable and inventory. As of December 31, 2001, there were no borrowings outstanding under the credit facility and the interest rate was LIBOR plus 2.75%.

     The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility also requires that we comply with a minimum tangible net worth covenant of $120.0 million.

     Although our tangible net worth exceeded $120.0 million as of December 31, 2001, we are in discussions with Bank of America to reduce the tangible net worth requirement in light of the reduction in tangible net worth caused by the $20.3 million minimum pension liability adjustment that we recognized at December 31, 2001.

The following table summarizes CoorsTek's obligations and commitments to make future cash payments under contracts, in thousands:

                                                                 Payments due by:
                                                                 ----------------
         Contractual                                                                                       2006 and
         Obligations             Total           2002             2003            2004          2005      thereafter
         -----------             -----           ----             ----            ----          ----      ----------
      Long-Term Debt           $106,331         $ 2,675          $ 3,656         $   --        $   --      $100,000
      Operating Leases           43,689           7,409            7,173          6,903         6,913        15,291
                               --------         -------          -------         ------        ------      --------

  Total Contractual Cash
        Obligations            $150,020         $10,084          $10,829         $6,903        $6,913      $115,291
                               ========         =======          =======         ======        ======      ========

     Obligations for long-term debt, which primarily represents the note payable to Golden Heritage, cannot be accelerated unless interest payments become delinquent or we are in default on our credit facility. Obligations for operating leases cannot be accelerated unless lease payments become delinquent.

     Capital expenditures for 2001 and 2000 were $24.7 million and $30.6 million, respectively. We primarily funded the addition of production capacity, computerized manufacturing equipment, and computer software and systems.

     As part of our acquisition of Precision Technologies in March 1999, we assumed operating leases for the facilities. We make payments under the leases to an entity that is owned by the former owners of Precision, Mark Bernhard and David Bernhard, who became our employees upon the consummation of the acquisition. We paid $1.5 million in 2001 and $0.6 million in 2000 for these leases and are required to pay $1.4 million in 2002 and $4.7 million for the remaining term of the leases.

Critical Accounting Policies

     CoorsTek's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, inventory reserves, valuation of long-lived and intangible assets, retirement and other postretirement plan reserves, the realizability of deferred tax assets, foreign exchange translations and the future obligations associated with our litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Inventories: Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider all inventory that has no activity within one year as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2001, our inventory reserves were $18.1 million, or 20.2% of our $89.4 million gross inventories.

     We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

     Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     . a significant underperformance relative to expected historical or projected future operating results;

     . a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

     .   a significant negative industry or economic trend;

     .   our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $189.9 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $39.4 million of net goodwill. We had recorded approximately $2.8 million of goodwill amortization during 2001 and would have recorded approximately $2.8 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

     Retirement and other postretirement plans: We provide a defined retirement plan and a retiree medical plan for substantially all of our employees. At retirement, an employee with vested pension or medical benefits is entitled to receive pension payments or medical services. During the second quarter of 2001, we froze our pension and retiree medical plans effective December 31, 2001. Accordingly, we recorded a net $5.7 million curtailment charge resulting from the decision. Additionally in 2001, we recorded a minimum pension benefit liability of $33.3 million because the accumulated benefit obligation (present value of pension benefits attributed to employee services already rendered) exceeded the fair value of the pension plan assets at December 31, 2001.

     We accrue our benefit obligations based on an independent actuarial valuation. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirements for the retirement plan. Based on actuarial variable estimates at the beginning of 2002, we are accruing benefit obligations. Future changes to these variables from the actuarial estimates could have significant impact on our financial position and results of operations. The primary variables are the expected return on the retirement plan assets, the rate of compensation increases to eligible employees, the interest rate used to discount estimated future payments to retirement participants and the assumed health care cost trend rates. Using health care as an example, a one percent change in the interest rate used to discount estimated future payments would have a $1.0 million impact on the retiree medical plan liability.

     Income taxes: As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we feel that our deferred tax assets will be recovered from future taxable income. At December 31, 2001, our gross deferred tax asset was $47.6 million.

     Cumulative foreign exchange translation accounting: We have two foreign subsidiaries that account for 3.8% of our net revenues and 2.5% of our assets as of December 31, 2001.

     In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

     Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

     If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

     Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $1.2 million and $1.1 million that were included as part of "accumulated other comprehensive loss" within our balance sheet at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, translation gains (losses) of $(0.1) million, $(1.0) million and $0.1 million, respectively, were included under "accumulated other comprehensive loss." Had we determined that the functional currency of our subsidiaries was the United States dollar, these losses would have increased our loss for each of the years presented.

     Commitments and contingencies: Management's current estimated range of liability related to certain pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its former credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of $(1.3) million was recorded in other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note. CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the former credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment will be amortized from comprehensive income to interest expense over the original term of the swaps and any future changes in the fair value of the swaps will be recorded in the respective periods' results of operations. At December 31, 2001, the fair value of the interest rate swaps was $(1.7) million.

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in June 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for our financial statements for the year ended December 31, 2001. The adoption of this statement did not have a significant impact on CoorsTek's results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other indefinite lived identifiable intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other indefinite lived intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment upon adoption and at lease annually thereafter. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, our unamortized goodwill of $39.4 million at December 31, 2001 will no longer amortize but will be subject to an initial impairment test and thereafter at least an annual impairment test. As a result of SFAS No. 142, amortization of goodwill will decrease approximately $2.8 million annually. CoorsTek is currently evaluating the potential impact of SFAS No. 142 on its results of operations, financial position and cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

 Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

     We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We maintain an interest rate management strategy that generally uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.

     We are currently subject to interest rate risk on our interest rate swaps. In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our former credit facility. In January 2001, we hedged an additional portion of our exposure to interest rate fluctuations with another $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. In July 2001, we issued a senior unsecured subordinated note to a related party which was used to repay all of the outstanding debt under our former credit facility. As a result of the prepayment, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. We may experience increases or decreases in interest expense that may materially impact financial results as interest rates fluctuate and any changes in fair value of the interest rate swaps are reflected in current operations. At December 31, 2001, the fair value of the interest rate swaps was negative $1.7 million.

     By holding interest rate swaps, we also expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, CoorsTek does not possess payment risk. We minimize the credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.

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

Item 8:  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
Report of Independent Accountants                                  36
Consolidated Statement of Income                                   37
Consolidated Statement of Comprehensive Income                     38
Consolidated Balance Sheet                                         39
Consolidated Statement of Cash Flows                               40
Consolidated Statement of Stockholders' Equity                     41
Notes to Consolidated Financial Statements                        42-59
Schedule II - Valuation and Qualifying Accounts                    60

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CoorsTek, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoorsTek, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 7, 2002

                                COORSTEK, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                                    2001             2000            1999
                                                                ------------     --------------  --------------
Net sales                                                          $ 400,436         $ 539,665       $ 365,061
Cost of goods sold                                                   355,534           415,256         274,398
                                                                ------------     -------------   -------------
Gross profit                                                          44,902           124,409          90,663

Selling, general and administrative                                   64,578            66,408          53,202
Loss on disposal of facilities                                         3,187                 -               -
Retirement plan curtailment expense, net                               5,679                 -               -
                                                                ------------     -------------   -------------
Operating income (loss)                                              (28,542)           58,001          37,461

Interest expense, net                                                  9,819            15,136           4,981
                                                                ------------     -------------   -------------

Income (loss) before income taxes                                    (38,361)           42,865          32,480
Income tax expense (benefit)                                         (14,001)           15,653          12,425
                                                                ------------     -------------   -------------
Income (loss) before extraordinary item                              (24,360)           27,212          20,055

Loss on debt extinguishment, net of $828 and $520
               tax benefit in 2001 and 2000, respectively             (1,441)             (886)              -

                                                                ------------     -------------   -------------
Net income (loss)                                                  $ (25,801)        $  26,326       $  20,055
                                                                ============     =============   =============


Net income (loss) per basic share of common stock:
               Income (loss) before extraordinary item             $   (2.29)        $    3.15       $    2.81
               Loss on debt extinguishment                             (0.14)            (0.10)              -
                                                                ------------     -------------   -------------
     Net income (loss) per basic share of common stock             $   (2.43)        $    3.05       $    2.81
                                                                ============     =============   =============

Net income (loss) per diluted share of common stock:
               Income (loss) before extraordinary item             $   (2.29)        $    3.08       $    2.81
               Loss on debt extinguishment                             (0.14)            (0.10)              -
                                                                ------------     -------------   -------------
     Net income (loss) per diluted share of common stock           $   (2.43)        $    2.98       $    2.81
                                                                ============     =============   =============

Weighted average shares outstanding - basic                           10,616             8,637           7,142
                                                                ============     =============   =============

Weighted average shares outstanding - diluted                         10,616             8,842           7,142
                                                                ============     =============   =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                Year Ended December 31,
                                                        2001             2000            1999
                                                    -------------    --------------  --------------
Net income (loss)                                      $ (25,801)         $ 26,326        $ 20,055

Other comprehensive income (loss):

Minimum pension liability adjustment,
               net of $13,043 tax benefit                (20,315)                -               -
Unamortized interest rate swaps                             (842)                -               -
Foreign currency translation adjustments                    (146)             (991)             77
                                                    ------------     -------------   -------------
Comprehensive income (loss)                            $ (47,104)         $ 25,335        $ 20,132
                                                    ============     =============   =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                                                      December 31,
                                                                                                2001             2000
                                                                                             ----------       ----------
                                          ASSETS
Current assets:
      Cash and cash equivalents                                                              $  11,684        $       -
      Accounts receivable, less allowance for doubtful
          accounts of $1,731 in 2001 and $2,341 in 2000                                         35,829           75,915
      Inventories                                                                               71,287          101,973
      Deferred tax assets                                                                       12,698            9,019
      Other assets                                                                               8,589            8,159
                                                                                             ----------       ----------
              Total current assets                                                             140,087          195,066

Properties, net                                                                                150,514          151,250
Goodwill, less accumulated amortization of $8,864 in 2001 and $6,056 in 2000                    39,385           40,975
Deferred tax assets                                                                             24,269                -
Other noncurrent assets                                                                          3,997            5,604
                                                                                             ----------       ----------
      Total assets                                                                           $ 358,252        $ 392,895
                                                                                             ==========       ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of debt                                                             $   2,675        $     900
      Accounts payable                                                                           8,075           29,634
      Other current liabilities                                                                 24,971           35,906
                                                                                             ----------       ----------
              Total current liabilities                                                         35,721           66,440

Note payable - related party                                                                   100,000                -
Long-term debt                                                                                   3,656           97,230
Accrued postretirement benefits                                                                 15,381           15,899
Accrued pension benefits                                                                        37,244                -
Other long-term liabilities                                                                      1,919            4,366
                                                                                             ----------       ----------
      Total liabilities                                                                        193,921          183,935
                                                                                             ----------       ----------
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized,
      no shares issued or outstanding                                                                -                -
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,666,747 and
      10,539,080 shares issued and outstanding in 2001 and 2000, respectively                      107              105
Paid-in capital                                                                                184,479          182,006
Paid-in capital - warrants                                                                       1,600            1,600
Retained earnings                                                                                  525           26,326
Accumulated other comprehensive loss                                                           (22,380)          (1,077)
                                                                                             ----------       ----------
      Total stockholders' equity                                                               164,331          208,960
                                                                                             ----------       ----------
Total liabilities and stockholders' equity                                                   $ 358,252        $ 392,895
                                                                                             ==========       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                             Year Ended December 31,
                                                                    2001            2000              1999
                                                                 ---------        --------          ---------
Cash flows from operating activities:
      Net income (loss)                                          $ (25,801)       $  26,326         $  20,055
      Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                              24,996           24,185            22,711
         Loss on disposal of facilities                              3,187                -                 -
         Loss on debt extinguishment                                 2,269            1,406                 -
         Retirement plan curtailment expense                         5,679                -                 -
         Change in current assets and current
         liabilities and other:
           Accounts receivable                                      40,052          (25,138)           (5,027)
           Inventories                                              28,225          (28,630)           (7,321)
           Accounts payable                                        (21,649)          13,600             6,485
           Other                                                   (32,224)             494             1,497
                                                                 ---------        ---------         ---------
Net cash provided by operating activities                           24,734           12,243            38,400
                                                                 ---------        ---------         ---------

Cash flows from investing activities:
      Additions to properties                                      (24,697)         (30,625)          (14,561)
      Acquisitions, net of cash acquired                            (1,629)          (4,530)          (58,053)
      Proceeds from sale of facilities                               2,600                -                 -
      Other                                                              -              545            (1,629)
                                                                 ---------        ---------         ---------
Net cash used in investing activities                              (23,726)         (34,610)          (74,243)
                                                                 ---------        ---------         ---------

Cash flows from financing activities:
      Proceeds from issuance of debt                               161,677          299,692                 -
      Payments on debt                                            (153,476)        (401,562)                -
      Proceeds from issuance of stock                                2,475          124,237                 -
      Net capital contributions from Parent                              -                -            18,640
                                                                 ---------        ---------         ---------
Net cash provided by financing activities                           10,676           22,367            18,640
                                                                 ---------        ---------         ---------

Cash and cash equivalents:
      Net increase (decrease) in cash and cash
      equivalents                                                   11,684                -           (17,203)
      Balance at beginning of period                                     -                -            17,203
                                                                 ---------        ---------         ---------
      Balance at end of period                                   $  11,684        $       -         $       -
                                                                 =========        =========         =========

Supplemental cash flow information:
      Total interest incurred                                    $  10,541        $  15,171         $   5,066
      Total interest expense, net                                    9,819           15,136             4,981
      Total interest paid                                            9,079           14,519             4,975
      Income taxes paid                                              4,954           11,440            12,576

  See description of non-cash investing activities with Graphic Packaging in
                                   Note 11.

 The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                                      Accumulated
                                                                            Paid-in                       Other
                                           Common Stock (*)     Paid-in     Capital    Retained      Comprehensive
                                          Shares      Amount    Capital     Warrants   Earnings           Loss        Total
                                        ---------    --------  ---------   ---------  ---------      -------------  ---------
Balance at December 31, 1998                  200    $ 10,000   $ 75,060   $      -   $  80,928      $       (163)  $ 165,825
Net income                                      -           -          -          -      20,055                 -      20,055
Net capital contribution from Parent            -           -      3,445          -           -                 -       3,445
Issuance of warrants                            -           -          -      1,600           -                 -       1,600
Cumulative translation adjustment               -           -          -          -           -                77          77
Spin-off recapitalization                   6,942      (9,928)   (20,703)         -    (100,983)                -    (131,614)
                                        ---------    --------   --------   --------   ---------      ------------   ---------
Balance at December 31, 1999                7,142          72     57,802      1,600           -               (86)     59,388

Net income                                      -           -          -          -      26,326                 -      26,326
Issuance of stock                           3,397          33    124,204          -           -                 -     124,237
Cumulative translation adjustment               -           -          -          -           -              (991)       (991)
                                        ---------    --------   --------   --------   ---------      ------------   ---------
Balance at December 31, 2000               10,539         105    182,006      1,600      26,326            (1,077)    208,960

Net loss                                        -           -          -          -     (25,801                 -     (25,801)
Issuance of stock                             128           2      2,473          -           -                 -       2,475
Minimum pension liability
     adjustment, net of tax of
     of $13,043                                 -           -          -          -           -           (20,315)    (20,315)
Unamortized interest rate swaps                 -           -          -          -           -              (842)       (842)
Cumulative translation adjustment               -           -          -          -           -              (146)       (146)
                                        ---------    --------   --------   --------   ---------      ------------   ---------
Balance at December 31, 2001               10,667    $    107   $184,479   $  1,600   $     525      $    (22,380)  $ 164,331
                                        =========    ========   ========   ========   =========      ============   =========

* $50 par value prior to December 31, 1999, $0.01 par value subsequent to December 31, 1999

 The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. General Information

        Established in 1910, CoorsTek develops, manufactures and sells engineered solutions for a multitude of industrial and commercial applications that incorporate advanced materials such as technical ceramics, engineering plastics, precision-machined metals and high-purity fused quartz into components, assemblies and systems.

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

        In 2000, CoorsTek sold 3.25 million shares of common stock in a follow-on offering. The Company used the total net proceeds of $122.7 million from this offering to repay debt under its then existing credit facility (see Note 12). As a result of the debt repayment, an extraordinary loss of $886,000, net of taxes of $520,000, was recorded during 2000. The extraordinary loss represented a partial write-off of unamortized loan origination costs.


Note 2. Summary of Significant Accounting Policies

        Basis of Presentation: The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in stockholders' equity of CoorsTek and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. CoorsTek was a wholly owned subsidiary of Graphic Packaging in 1999. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments when appropriate.

        For 1999, the consolidated financial statements include allocations of certain charges from Graphic Packaging for general management, legal, treasury, tax, internal audit, financial reporting, investor relations, environmental affairs and other miscellaneous services. Management believes the charges are a reasonable estimate of the costs that would have been incurred by CoorsTek on a stand-alone basis.

        Reclassifications: Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

        Fair Value of Financial Instruments: CoorsTek's financial instruments, which include cash equivalents, gross accounts receivable, installment payment agreements, accounts payable, accrued liabilities, interest rate swaps and debt are carried at their approximate fair value.

        Allowance for Doubtful Accounts: CoorsTek identifies trade accounts receivable that have not been collected within 120 days of billing, or that have otherwise been determined to be uncollectable, and reserves for these doubtful accounts.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Inventories: Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out (FIFO) method. The Company reserves for inventories that have no activity within one year, or are otherwise determined to be excess or obsolete. The classification of inventories, in thousands, was as follows:

                                                 December 31,
                                            2001           2000
                                         ----------    ----------

     Finished                               $45,821       $51,006
     In process                              21,225        37,174
     Raw materials                           22,388        23,929
                                         ----------    ----------
          Gross inventories                  89,434       112,109
        Less inventory reserves             (18,147)      (10,136)
                                         ----------    ----------
                Net inventories             $71,287      $101,973
                                         ==========    ==========


        Properties and Intangibles: Land, buildings, equipment and goodwill are stated at cost. Depreciation and amortization are recorded principally on a straight-line method over the estimated useful lives of the asset as follows:

     Buildings and improvements          10 to 30 years
     Machinery and equipment             3 to 30 years
     Leasehold improvements              The shortest of the useful life, lease
                                         term or 20 years
     Goodwill                            The shorter of the useful life or 20
                                         years

        The cost of properties and related accumulated depreciation, in thousands, consisted of the following:

                                                December 31,
                                             2001        2000
                                          ---------   ---------

Land and improvements                     $   7,832     $ 7,775
Buildings                                    83,251      78,061
Machinery and equipment                     247,463     243,126
Construction in progress                     15,376      23,709
                                          ---------   ---------
                                            353,922     352,671
Less: accumulated depreciation             (203,408)   (201,421)
                                          ---------   ---------
         Net properties                   $ 150,514   $ 151,250
                                          =========   =========

        Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense was $22.2 million in 2001, $21.7 million in 2000 and $20.7 million in 1999. CoorsTek capitalizes interest expense during the new construction of qualifying assets. Interest expense capitalized in 2001 was $0.4 million. No interest was capitalized in 2000 or 1999.

        Impairment of Long-Lived Assets: The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

        Workers' Compensation: CoorsTek estimates accrued workers' compensation based on the history of claims incurred but not yet reported.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Revenue Recognition: The Company generally recognizes revenue from product sales upon shipment provided that (a) evidence of an arrangement exists,
(b) delivery has occurred, (c) the price to the customer is fixed or determinable and (d) collectibility is assured. The Company accrues for sales returns at the time of shipment based on its experience.

        Concentrations of Credit Risk: Sales to individual customers and industries potentially subject the Company to concentrations of credit risk. CoorsTek's largest customer, Applied Materials, accounted for 30.6%, 41.3% and 22.5% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively. The semiconductor industry accounted for 43.0%, 49.3% and 30.4% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively. No other customer or industry accounted for more than 10% of CoorsTek's net sales in 2001, 2000 or 1999. Accounts receivable to individual customers potentially subject the Company to concentrations of credit risk. Applied Materials accounted for 11.4% and 35.0% of CoorsTek's accounts receivable at December 31, 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company's accounts receivable at December 31, 2001 or 2000.

        Parent Allocations: Selling, general and administrative expense for 1999 includes an allocation of $5.0 million for certain Graphic Packaging corporate expenses for general management, legal, treasury, tax, internal audit, financial reporting and environmental services. In determining the allocation of Graphic Packaging corporate costs, CoorsTek performed a review of 1) the services performed by Graphic Packaging, 2) headcount, facilities and sales comparisons and 3) management oversight provided to CoorsTek, as well as other factors.

        Net interest expense for the year ended December 31, 1999 includes $5.0 million in connection with debt owed to Graphic Packaging.

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

        Cumulative foreign exchange translation accounting: CoorsTek translates certain subsidiary foreign currency financial statements into United States dollars. This process results in exchange gains or losses that the Company includes as part of its net equity under the caption "cumulative translation adjustment." During 2001, 2000 and 1999, CoorsTek recorded net cumulative translation gains (losses) of $(0.1) million, $(1.0) million and $0.1 million, respectively.

        Derivative Instruments and Hedging Activities: CoorsTek adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, CoorsTek recorded the $(0.2) million fair value of swaps, net of tax, in other comprehensive loss as of January 1, 2001.

        CoorsTek generally does not enter into financial instruments for trading or speculative purposes. CoorsTek maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. CoorsTek used interest rate swaps to convert a portion of its former variable rate debt to fixed rates and accounted for them on the accrual basis and swap payments made or received were recognized as an adjustment to interest expense. By using derivative financial instruments to hedge exposures to changes in interest rates, CoorsTek exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes CoorsTek, which creates repayment risk for CoorsTek. When the fair value of a derivative is negative, CoorsTek owes the counterparty and, therefore, CoorsTek does not possess payment risk. CoorsTek minimizes the credit (or repayment) risk in derivative instruments by 1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, 2) limiting the amount of exposure to each counterparty, and 3) monitoring the financial condition of its counterparties.

        In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


related to its then-current credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19% to hedge an additional portion of the exposure to interest rate fluctuations related to its then current credit facility. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of the swaps of $(1.3) million was recorded in other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note (see Note 12). CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the former credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment will be amortized from comprehensive income to interest expense over the original term of the swaps and any future changes in the fair value of the swaps will be recorded in the respective periods' results of operations as a component of interest income (expense). At December 31, 2001, the fair value of the interest rate swaps was $(1.7) million and the remaining unamortized fair value of the interest rate swaps included in comprehensive loss was $0.8 million.

        Earnings Per Share: Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. Prior to December 31, 1999, CoorsTek was not a public company and the capital structure was not indicative of the current structure. As such, earnings per share for 1999 have been calculated using the actual number of shares distributed on December 31, 1999. Following is a reconciliation of weighted average common shares outstanding, in thousands, for purposes of calculating basic and diluted net income (loss) per share:

                                                                   Year Ended December 31,
                                                               2001          2000          1999
                                                            -----------   -----------   -----------
      Weighted average shares outstanding - basic               10,616         8,637         7,142
      Common stock equivalents                                       -           205             -
                                                            -----------   -----------   -----------
      Weighted average shares outstanding - diluted             10,616         8,842         7,142
                                                            ===========   ===========   ===========

        The diluted share base for the twelve months ended December 31, 2001 excludes 0.2 million of incremental shares related to stock options due to their antidilutive effect as a result of CoorsTek's net loss. The diluted share base for the twelve months ended December 31, 2001 and 2000 excludes 0.6 million and
0.3 million, respectively of incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of their exercise price.

        Adoption of New Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in June 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001 be accounted for by the purchase method. The statement also requires separate recognition, apart from goodwill, of intangible assets that can be identified and named. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2001. The adoption of this statement did not have a significant impact on CoorsTek's results of operations, financial position or cash flows.

        Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other identifiable indefinite lived intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other indefinite lived intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment upon adoption and at least annually thereafter. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. Upon adoption of the standard, the Company's unamortized goodwill of $39.4 million at December 31, 2001 will no longer be subject to amortization but will be subject to an annual impairment test. As a result of adopting SFAS No. 142, amortization of goodwill will decrease approximately $2.8 million annually.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CoorsTek is currently evaluating any additional potential impact of SFAS No. 142 on its results of operations, financial position and cash flows.

        Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

        Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek's financial statements for the year ended December 31, 2002. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Note 3. Acquisitions

        On March 13, 2001, CoorsTek acquired certain assets and liabilities of HP Plastics for approximately $1.6 million. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $1.2 million is being amortized over 20 years. Formerly located in Austin, Texas, the operation manufactures high performance injection molded plastics used in many of the markets we serve.

        On March 31, 2000, CoorsTek acquired certain assets and liabilities of Liberty Machine, Inc. (Liberty) for approximately $4.0 million. In conjunction with the transaction, CoorsTek entered into seven-year operating leases for the manufacturing equipment of Liberty. The acquisition was accounted for under the purchase method of accounting, and goodwill of approximately $2.9 million is being amortized over 20 years. Liberty, located in Fremont, California, manufactures metal parts and assemblies for the semiconductor, aerospace, analytical, and medical industries.

        On December 17, 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek Co., Ltd. for approximately $3.6 million. The Company's name was subsequently changed to CoorsTek Korea Co., Ltd. (CoorsTek Korea). The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $2.5 million is being amortized over 15 years. CoorsTek Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry.

        On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22.0 million in cash, $4.4 million in assumed debt and 300,000 warrants to receive shares of Graphic Packaging's common stock at an exercise price equal to the fair market value at the date of close. Pursuant to the spin-off, these warrants were converted into warrants to purchase 168,767 shares of CoorsTek common stock at an exercise price of $22.22 per share. The acquisition has been accounted for under the purchase method of accounting, and goodwill of approximately $20.2 million is being amortized over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries.

        On March 1, 1999, CoorsTek acquired all of the outstanding shares of Edwards Enterprises for approximately $18.0 million in cash and $8.1 million in assumed debt. The acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $4.2 million is being amortized over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 4.   Disposal of Facilities

     During 2001, CoorsTek incurred $3.2 million in expenses primarily related to the closure and sale of certain operations. The Company sold inventories and manufacturing equipment at the Chattanooga, Tennessee operations for $2.6 million and recorded a $2.4 million loss on the disposal. Additionally, CoorsTek closed its Maquiladora operations in Mexico, which resulted in a $0.6 million loss. The assets and results of these operations were previously included in the Advanced Materials segment.

     The table below summarizes, in thousands, the operational results for the facilities:

                                                                Year Ended December 31,
                                                              2001      2000       1999
                                                            -------   -------    -------
     Net sales                                              $  8,898   $ 16,998   $16,310
     Gross profit (loss)                                    $ (2,928)  $  1,079   $  (137)

Note 5.   Other Current Liabilities

          Other current liabilities, in thousands, include the following:

                                                                  December 31,
                                                                 2001         2000
                                                               --------    ---------
          Accrued salaries and vacation                        $  8,212    $  19,150
          Taxes other than income                                 4,204        4,319
          Accrued workers' compensation                           1,857        1,626
          Other                                                  10,698       10,811
                                                              ---------    ---------
               Total other current liabilities                 $ 24,971    $  35,906
                                                              =========    =========

Note 6.   Accumulated Other Comprehensive Loss

     The components of the accumulated other comprehensive loss, in thousands, were:

                                                                   Year Ended December 31,
                                                                  2001       2000        1999
                                                               ---------   --------   ---------
     Cumulative translation adjustment                         $   1,223   $  1,077   $     86
     Unamortized interest rate swaps                                 842         --         --
     Minimum pension liability                                    20,315         --         --
                                                               ---------   --------   --------
         Total accumulated other comprehensive loss            $  22,380   $  1,077   $     86
                                                               =========   ========   ========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Operating Leases

     CoorsTek has leases for a variety of equipment and facilities that expire over several years. Future minimum lease payments, in thousands, required as of December 31, 2001, under non-cancelable operating leases with terms exceeding one year, are as follows:

           Year                             Amount
          -----                            -------
           2002                            $ 7,409
           2003                              7,173
           2004                              6,903
           2005                              6,913
           2006 and thereafter              15,291
                                           -------
                Total                      $43,689
                                           =======

     Operating lease rental expense for warehouse, production, office facilities and equipment amounted to $8.7 million, $3.6 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8.   Income Taxes

     CoorsTek and its U.S. subsidiaries file a consolidated federal income tax return. In addition, CoorsTek files either consolidated or separate state income tax returns as required by each state. CoorsTek's foreign subsidiaries file separate returns with the applicable taxing authority.

     The components of income (loss) before income taxes, in thousands, were:

                                                              Year Ended December 31,
                                                            2001       2000       1999
                                                          --------   --------   --------
     Domestic                                             $(39,133)  $ 42,883   $ 31,887
     Foreign                                                   772        (18)       593
                                                          --------   --------   --------
          Total income (loss) before income taxes         $(38,361)  $ 42,865   $ 32,480
                                                          ========   ========   ========

          The provision for income taxes, in thousands, included the following:

                                                                Year Ended December 31,
                                                               2001       2000       1999
                                                            --------   ---------   --------
     Current provision:
          Federal                                           $    894    $  9,756   $ 11,879
          State                                                2,550       2,041      1,842
          Foreign                                                 48         (11)       224
                                                            --------    --------   --------
               Total current tax expense                       3,492      11,786     13,945
                                                            --------    --------   --------
     Deferred provision (benefit):
          Federal                                            (14,646)      3,628     (1,332)
          State                                               (2,847)        239       (188)
                                                            --------    --------   --------
               Total deferred tax expense (benefit)          (17,493)      3,867     (1,520)
                                                            --------    --------   --------
     Total income tax expense (benefit)                     $(14,001)   $ 15,653   $ 12,425
                                                            ========    ========   ========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities, in thousands, are as follows:

                                                           December 31,
                                                          2001       2000
                                                        -------    -------
     Deferred tax asset arising from:
          Net operating loss                             $14,915   $    --
          Pension and employee benefits                   23,454    10,647
          Inventory                                        6,987     3,879
          All other                                        2,284     2,875
                                                         -------   -------
               Gross deferred tax assets                  47,640    17,401
                                                         =======   =======

     Deferred tax liabilities arising from:
          Depreciation and other property related         10,373    10,238
          Pension and employee benefits                       --       690
          All other                                          300        43
                                                          ------   -------
               Gross deferred tax liabilities             10,673    10,971
                                                         -------   -------
     Net deferred tax asset                              $36,967   $ 6,430
                                                         =======   =======

     The principal differences between the effective income tax rate and the U.S. statutory federal income tax rate were as follows:


                                                               Year Ended December 31,
                                                             2001         2000       1999
                                                           -------      -------    --------
     Expected tax rate                                       35.0 %       35.0 %     35.0 %
     State income taxes (net of federal benefit)              1.5          4.1        3.5
     Federal tax credits                                      0.3         (3.0)       0.0
     Nontaxable income                                        2.4         (1.2)      (1.5)
     Foreign tax expense                                     (0.9)         0.8        0.0
     Non-deductible items                                    (1.0)         0.4        0.5
     Other--net                                              (0.8)         0.4        0.8
                                                          -------      -------    -------
     Effective tax rate                                      36.5 %       36.5 %     38.3 %
                                                          =======      =======    =======

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $38.1 million that begin to expire in 2021. At December 31, 2001, the Company had alternative minimum tax net operating loss carryforwards of approximately $34.7 million, which begin to expire in 2021. A valuation allowance has not been provided for the Company's net deferred tax assets, at this time, because it is more likely than not that such benefits will be utilized.

     Prior to 2000, CoorsTek and its U.S. subsidiaries filed a consolidated federal income tax return with Graphic Packaging. The Internal Revenue Service
(IRS) has completed its examination of Graphic Packaging's federal income tax returns through 1998. In the opinion of CoorsTek's management, adequate accruals have been provided for all income tax matters and related interest.

     CoorsTek has not provided for U.S. or additional foreign taxes on $6.4 million of undistributed earnings of its foreign subsidiaries. These undistributed earnings are considered to be reinvested indefinitely. If such earnings were repatriated, foreign tax credits should be available under current law to reduce or eliminate the resulting U.S. income tax liability.

     CoorsTek, Graphic Packaging and their respective subsidiaries previously executed a tax sharing agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CoorsTek after the spin-off. The tax sharing agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek agreed that it would refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provided Graphic Packaging with a ruling from the IRS or an opinion of tax counsel acceptable to Graphic Packaging that the transaction would not adversely affect the tax-free nature of the spin-off. The transactions that were subject to these restrictions consisted of liquidations, mergers or consolidations of CoorsTek, redemptions by CoorsTek of certain amounts of its stock, sale of assets out of the ordinary course of business, discontinuance of certain businesses and certain issuances of CoorsTek's common stock. In addition, CoorsTek agreed to indemnify Graphic Packaging against any tax liability or other expense it may incur if the spin-off was determined to be taxable as a result of CoorsTeks breach of any covenant or representation contained in the tax sharing agreement or CoorsTek's action in effecting such transactions. By its terms, the tax sharing agreement will terminate when the statutes of limitations under applicable tax laws expire.

Note 9.  Stock Compensation

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

         Stock option transactions for the years ended December 31, 2001, 2000 and 1999 were as follows (shares in thousands):

                                                     2001                     2000                     1999
                                            --------------------------------------------------------------------------
                                                         Weighted                 Weighted                 Weighted
                                                          Average                  Average                  Average
                                                         Exercise                 Exercise                 Exercise
                                              Shares       Price       Shares       Price       Shares       Price
                                            --------------------------------------------------------------------------
Options outstanding at January 1               1,350         $27.16      1,146        $27.79       675          $31.25
Granted                                          322         $33.84        391        $25.05       509          $23.48
Exercised                                       (118)        $19.68       (120)       $24.57        --              --
Expired or forfeited                             (33)        $29.70        (67)       $30.40       (38)         $31.48
                                            --------------------------------------------------------------------------
Options outstanding at December 31             1,521         $29.10      1,350        $27.16     1,146          $27.79
                                            ==========================================================================
Exercisable at December 31                       975         $28.45        925        $27.87       567          $29.78
                                            ==========================================================================
Available for future grant                     1,376                       669                   1,000
                                            ========                   =======                 =======

         In 2001, CoorsTek increased the number of shares available under the stock option and incentive plan by 1.0 million shares.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (shares in thousands):

                          Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------------    -----------------------------
                                        Weighted Average        Weighted                        Weighted
   Range of Exercise         Number         Remaining            Average         Number          Average
        Prices             Of Shares    Contractual Life     Exercise Price    Of Shares      Exercise Price
---------------------------------------------------------------------------    -----------------------------
$18.11 to $24.33                 268        6.5 years             $21.23             181           $21.96
$24.44                           350        7.1 years             $24.44             339           $24.44
$24.62 to $32.89                 436        5.4 years             $30.01             294           $30.75
$34.06 to $48.11                 467        7.9 years             $36.26             161           $39.99
                            --------                                             -------
$18.11 to $48.11               1,521        6.6 years             $29.10             975           $28.45
                            ========                                             =======

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option and incentive plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," compensation expense, net of income tax, of approximately $3.3 million, $1.6 million and $1.0 million would have been recorded for 2001, 2000 and 1999, respectively. Pro forma net income
(loss) and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                           Year Ended December 31,
                                                          2001      2000      1999
                                                       -----------------------------
Net income (loss), in thousands:
     As reported                                       $(25,801)   $26,326   $20,055
     Pro forma                                         $(29,143)   $24,751   $19,043
Net income (loss) per basic share of common stock:
     As reported                                       $  (2.43)   $  3.05   $  2.81
     Pro forma                                         $  (2.75)   $  2.87   $  2.67
Net income (loss) per diluted share of common stock:
     As reported                                       $  (2.43)   $  2.98   $  2.81
     Pro forma                                         $  (2.75)   $  2.80   $  2.67

         The fair value of each option granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                            Year Ended December 31,
                                      2001           2000           1999
                                  ------------------------------------------
Dividend yield                        0.0%           0.0%           0.0%
Expected volatility                  77.0%          34.8%          31.0%
Risk-free interest rate           4.7% to 5.4%   5.3% to 5.5%   5.7% to 6.7%
Expected life in years             3.0 to 8.5    3.0 to 8.94    3.0 to 9.11

         The weighted average per share fair value of options granted during 2001, 2000 and 1999 was $24.90, $11.97 and $11.95, respectively.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Retirement and Other Postretirement Benefit Plans

         Pension Plan: CoorsTek provides a defined benefit retirement plan for substantially all of its employees. CoorsTek manages the plan, including plan assets, which consist primarily of equity and interest-bearing investments. Benefits are based on years of service and average base compensation levels over a period of years. The Company's funding policy is to contribute annually not less than the ERISA minimum funding requirements or more than the maximum amount that can be deducted for federal income tax purposes.

         During the second quarter of 2001, CoorsTek froze its pension plan effective December 31, 2001. Accordingly, the Company recorded a $6.3 million curtailment charge reflecting the immediate recognition of prior service costs associated with years of service no longer expected to be rendered, as well as the change in the projected benefit obligation resulting from the decision to freeze the plan. In 2001, the Company also recorded a minimum pension benefit liability of $33.3 million because its accumulated benefit obligation (present value of pension benefits attributed to employee services already rendered) exceeded the fair value of the pension plan assets at December 31, 2001. In conjunction with the recognition of the minimum pension benefit liability, CoorsTek recognized a $20.3 million other comprehensive loss and a $13.0 million noncurrent deferred tax asset.

         Retiree Medical Plan: CoorsTek provides its employees a retiree medical plan, which provides health care and life insurance benefits to eligible retirees and their dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits substantially similar to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. This plan is not funded.

         During the second quarter of 2001, CoorsTek decided to freeze its retiree medical plan effective December 31, 2001. Accordingly, the Company recorded a $0.6 million curtailment gain reflecting the immediate recognition of
1) the unrecognized prior service cost associated with the decline in expected years of future service and 2) the change in the accumulated benefit obligation.

         401(k) Plan: Eligible employees of CoorsTek may participate in CoorsTek's 401(k) plan in which employees can contribute up to 18% of annual eligible compensation subject to certain regulatory and plan limitations. The Company matches 50% of the first 2% of the employees' contributions. Expense related to the 401(k) match was $1.3 million in 2001, $1.0 million in 2000 and $0.7 million in 1999.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the estimated change in benefit obligation, change in plan assets, funded status, net periodic benefit cost and other information applicable to the CoorsTek, Inc. Retirement Plan and retiree medical coverage. All information, except interest rates, is in thousands.

                                                                 Pension Benefits           Other Benefits
                                                                2001         2000          2001         2000
                                                              -------      -------       -------      --------
Change in benefit obligation:
     Benefit obligation at beginning of year                 $107,737      $97,294      $ 12,899      $ 13,280
     Service cost                                               1,730        2,992           463           409
     Interest cost                                              8,816        7,694         1,007         1,002
     Termination benefits                                       3,306           --            --            --
     Plan curtailment                                          (6,946)          --          (400)           --
     Change in discount rate                                    3,622           --           540            --
     Actuarial (gain) loss                                      5,840        5,429           645          (935)
     Benefits paid                                             (5,643)      (5,672)       (1,122)         (857)
                                                             --------      -------      --------      --------
     Benefit obligation at end of year                        118,462      107,737        14,032        12,899
                                                             --------      -------      --------      --------
Change in plan assets:
     Fair value of plan assets at beginning of year            88,632       97,041            --            --
     Actual return on plan assets                              (6,727)      (7,232)           --            --
     Company contributions                                      4,956        4,495            --            --
     Benefits paid                                             (5,643)      (5,672)           --            --
                                                             --------      -------      --------      --------
     Fair value of plan assets at end of year                  81,218       88,632            --            --
                                                             --------      -------      --------      --------
Funded status, over (under) funded                            (37,244)     (19,105)      (14,032)      (12,899)
Unrecognized actuarial loss (gain)                             33,358       16,511        (1,349)       (2,603)
Unrecognized prior service cost                                    --        3,502            --          (397)
                                                             --------      -------      --------      --------
Net prepaid (accrued) benefit cost                           $ (3,886)     $   908      $(15,381)     $(15,899)
                                                             ========      =======      ========      ========

Amounts recognized in the Consolidated Balance Sheet
  consist of:
     Net prepaid (accrued) benefit cost                      $ (3,886)     $   908      $(15,381)     $(15,899)
     Excess adjustment for minimum pension liability          (33,358)          --            --            --
                                                             --------      -------      --------      --------
     Net amount recognized                                   $(37,244)     $   908      $(15,381)     $(15,899)
                                                             ========      =======      ========      ========

Weighted average assumptions at year end:
     Discount rate                                               7.25%        7.75%         7.25%         7.75%
     Expected return on plan assets                              9.75%        9.75%           --            --
     Rate of compensation increase                               4.75%        5.25%           --            --

     For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease by 0.5% per annum to 4.75% and remain at that level thereafter. All information is in thousands.

                                                            Pension Benefits                      Other Benefits
                                                     2001         2000         1999         2001        2000         1999
                                                   --------    ---------    ---------     --------    --------    ---------
Components of net periodic benefit cost
     Service cost                                  $  1,730    $   2,992    $   2,407     $    463    $    409    $     341
     Interest cost                                    8,816        7,694        7,000        1,007       1,002          832
     Actual return on plan assets                     6,727        7,232      (17,056)          --          --           --
     Amortization of prior service costs                417          625          644         (267)       (198)        (689)
     Recognized actuarial (gain) loss               (14,332)     (16,776)      10,445           --        (507)          --
                                                   --------    ---------    ---------     --------    --------    ---------
     Net periodic benefit cost                     $  3,358    $   1,767    $   3,440     $  1,203    $    706    $     484
                                                   ========    =========    =========     ========    ========    =========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects, in thousands:

                                                                    1% Point      1% Point
                                                                    Increase      Decrease
                                                                    --------     ---------
   Effect on total of services and interest cost components           $ 170        $ 190
   Effect on postretirement benefit obligation                          950          845

Note 11.   Related Party Transactions

     In July 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC (see Note 12). CoorsTek can prepay the note, at par value, any time during its term and the entire principal amount is due July 25, 2011. The note requires that interest be paid quarterly. The Company paid $3.1 million of interest to Golden Heritage in 2001.

     Golden Heritage is a related party to CoorsTek, as it is controlled through various trusts established for the benefit of members of the Coors family, including John K. Coors, CoorsTek's Chairman, President and CEO, William K. Coors, Director Emeritus, and Joseph Coors, Jr., the Company's former Chairman Cand CEO and beneficial owner of more than 5% of CoorsTek's common stock. Additionally, John K. Coors, William K. Coors and Joseph Coors, Jr. are trustees of certain of these Coors family trusts. As of December 31, 2001, the Coors family (including these trusts) owned 31.51% of the outstanding shares of CoorsTek's common stock. John K. Coors abstained from the board's vote on this transaction, and William K. Coors did not participate in the board meetings at which this transaction was considered or approved.

     Prior to and during 1999, CoorsTek, as Graphic Packaging's wholly owned subsidiary, engaged in several related party transactions with Graphic Packaging and its subsidiaries. These included, but were not limited to, participation in Graphic Packaging's cash management system, benefiting from administrative services provided by Graphic Packaging, intercompany debt allocations, payments of dividends, miscellaneous asset and liability transfers between the entities as well as miscellaneous capital contributions of other forms between the entities. The average amount due to Graphic Packaging during 1999 was $87.5 million.

     On December 31, 1999, CoorsTek issued to Graphic Packaging a $200 million, 8.9% note, which was paid on January 4, 2000. This note was for the payment of a $131.6 million dividend and $68.4 million of intercompany obligations. Net capital contributions from Graphic Packaging in 1999 consisted of $3.4 million in assets transferred.

     As part of the Precision Technologies acquisition on March 12, 1999, CoorsTek issued warrants to Precision's former owners, Mark Bernhard and David Bernhard, who became employees of CoorsTek upon consummation of the acquisition, to purchase 168,767 shares of common stock at $22.22 per share. At December 31, 2001, the warrants remained outstanding. The Company also assumed operating leases for the certain Precision Technologies facilities and made payments under the leases to an entity that was owned by Mark Bernhard and David Bernhard. CoorsTek paid $1.5 million in 2001 and $0.6 million in 2000 for these leases and is required to pay $1.4 million in 2002 and $4.7 million for the remaining term of the leases.

     Operating leases paid to Coors Brewing Company for land under certain manufacturing facilities was $0.1 million in 2001 and 2000.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Indebtedness

         Long-term debt, in thousands, consisted of the following:

                                                                                    December 31,
                                                                            2001                  2000
                                                                       --------------       ----------------
         Revolving credit facility due through 2004                    $           -        $        19,820
         Senior Term B facility due through 2006                                   -                 78,310
         Senior secured revolving credit facility                                  -                      -
         Senior unsecured subordinated note-related party                    100,000                      -
         Installment payment agreements                                        6,331                      -
                                                                       --------------       ----------------
                         Total debt                                          106,331                 98,130
         Less current maturities                                               2,675                    900
                                                                       --------------       ----------------
                         Total long-term debt                          $     103,656        $        97,230
                                                                       ==============       ================

     Senior secured revolving credit facility: In December 2001, CoorsTek entered into a $60.0 million, three-year, senior secured revolving credit facility with Bank of America, N.A. The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions, and redemptions and repurchases of capital stock and other similar payments, and the acquisition and disposition of assets. The credit facility also requires that the Company comply with a minimum tangible net worth covenant. As of December 31, 2001, the Company is in compliance with the covenants. The credit facility is secured by CoorsTek's inventory, accounts and cash. The Company's borrowing ability under the credit facility is based on the amount of eligible accounts receivable and inventory. At December 31, 2001, the amount available under the credit facility was $28.0 million. CoorsTek pays commitment fees of 0.375% on the unused borrowings under the credit facility. As of December 31, 2001, there were no borrowings outstanding under the credit facility and the interest rate was LIBOR plus 2.75%.

     This facility replaced a $125.0 million revolving credit facility. As a result of replacing the $125.0 million revolving credit facility, CoorsTek recorded an extraordinary loss of $0.8 million, net of taxes of $0.5 million, to write-off the remaining unamortized loan origination costs related to the Company's former $125.0 million revolving credit facility.

     Senior unsecured subordinated debt - related party (see Note 11): In July 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC. CoorsTek can prepay the note, at par value, any time during its term and the entire principal amount is due on July 25, 2011. CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the Company's former credit facility. The balance of the proceeds was used for general corporate purposes. As a result of the repayment, the Company recorded an extraordinary loss of $0.6 million, net of taxes of $0.3 million, related to the partial write-off of unamortized loan origination costs associated with the Company's former credit facility.

     Installment payment agreements: In February 2001, CoorsTek entered into a 34-month, $7.9 million installment payment agreement to fund enterprise resource planning software. The agreement has a 5.1% fixed annual interest rate and matures in December 2003.

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2001, the required principal payments on the Company's indebtedness instruments are as follows:

                           Senior Unsecured    Installment Payment
    Year                  Subordinated Debt         Agreements          Total
    ----                  -----------------         ----------          -----

    2002                    $       -              $ 2,675             $   2,675
    2003                            -                3,656                 3,656
    2004                            -                    -
    2005                            -                    -
    2006 and thereafter       100,000                    -               100,000
                            ---------              -------             ---------
    Total                   $ 100,000              $ 6,331             $ 106,331
                            =========              =======             =========

Note 13.  Commitments and Contingencies

         CoorsTek is self-insured for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Certain stop-loss and excess insurance policies are maintained to reduce overall risk. CoorsTek maintains insurance policies to protect against loss related to property, business interruption and general liability risks.

         Litigation: In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, CoorsTek is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations. There can be no certainty, however, that CoorsTek will not experience significant uninsured losses from these or any future cases.

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

         On August 8, 2001, one of the remaining five plaintiffs' had her claim dismissed on a motion for summary judgment. The Company reached a settlement with the four remaining plaintiffs for a combined total of less than $25,000.

         Environmental matters: CoorsTek received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of CoorsTek, Coors Components, Inc. (CCI). Colorado state environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. The contamination is believed to have occurred prior to CoorsTek's ownership of CCI, which was sold in November 1987. Although the Company does not believe it is responsible for the contamination or the clean up, it agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. CoorsTek will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. The Company does not have a firm estimate of the total potential clean up costs, but based on current site specific information, it believes that the total remediation cost will be in excess of the earlier projected cost of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the state of Colorado reach final agreement on clean up

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standards and long-term monitoring and reporting requirements. Based on these facts, the Company has provided $0.2 million for its estimated portion of the costs, which is accrued in other current liabilities.

         CoorsTek is party to a Unilateral Administrative Order (the Order) issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park Site. Under the Order, the parties involved, including CoorsTek, are responsible for the removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. The Company has provided $0.4 million for its estimated portion of the costs, which is accrued in other current liabilities.

         Some of CoorsTek's facilities have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. CoorsTek cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, CoorsTek believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company. There can be no certainty, however, that CoorsTek will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

Note 14.  Segment Information

         CoorsTek has three reportable segments: Semiconductor Components, Semiconductor Assembly and Advanced Materials. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance of the segments based upon gross profit. The Semiconductor Components segment manufactures precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. The Semiconductor Assembly segment, which CoorsTek began in 2000, assembles and integrates precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. The Advanced Materials segment produces primarily ceramic products that are used outside the semiconductor industry.

         The table below summarizes information about reportable segments, in thousands, as of and for the years ended December 31:

                                                         Depreciation
                                  Net         Gross           and                           Capital
                                 Sales       Profit      Amortization      Assets        Expenditures
                              ----------   ----------   --------------   -----------    ---------------
2001
Semiconductor Components      $  110,733   $    4,233   $      8,352     $   126,947    $      4,633
Semiconductor Assembly            61,557        3,367            216          31,040           7,862
Advanced Materials               228,146       37,302         16,428         200,265          12,202
                              ----------   ----------   ------------     -----------    ------------
     Consolidated total       $  400,436   $   44,902   $     24,996     $   358,252    $     24,697
                              ----------   ----------   ------------     -----------    ------------
2000
Semiconductor Components      $  204,225   $   57,328   $      5,885     $   148,667    $     17,054
Semiconductor Assembly            61,996        5,746             27          16,186             598
Advanced Materials               273,444       61,335         18,273         228,042          12,973
                              ----------   ----------   ------------     -----------    ------------
     Consolidated total       $  539,665   $  124,409   $     24,185     $   392,895    $     30,625
                              ----------   ----------   ------------     -----------    ------------
1999
Semiconductor Components      $  111,099   $   31,953   $      2,494     $    79,845    $      4,043
Advanced Materials               253,962       58,710         20,217         247,645          10,518
                              ----------   ----------   ------------     -----------    ------------
     Consolidated total       $  365,061   $   90,663   $     22,711     $   327,490    $     14,561
                              ==========   ==========   ============     ===========    ============

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross sales by customer billing location were as follows, in thousands:

                                                Year Ended December 31,
                                           2001              2000       1999
                                         --------          --------    --------
     Europe                              $ 38,174          $ 43,470    $ 35,896
     Asia                                  16,494            29,186      20,507
     Canada                                 8,933            11,354       8,995
     Other foreign                          8,526            14,793       7,279
                                         --------          --------    --------
     Total foreign                         72,127            98,803      72,677
     U.S.                                 358,706           468,545     304,599
                                         --------          --------    --------
     Less: discounts and allowances       (30,397)          (27,683)    (12,215)
                                         --------          --------    --------
         Total                           $400,436          $539,665    $365,061
                                         ========          ========    ========

Long-lived assets, consisting of net property, plant and equipment and goodwill, in thousands:

                                                December 31,
                                            2001             2000
                                         --------          --------
     Europe                              $  2,889          $  3,291
     Asia                                   4,203             4,344
     Other foreign                             --               572
                                         --------          --------
     Total foreign                          7,092             8,207
     U.S.                                 182,807           184,018
                                         --------          --------
     Total                               $189,899          $192,225
                                         ========          ========

                                COORSTEK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.   Quarterly Financial Information (unaudited)

         The following table summarizes selected quarterly financial information, in thousands, except per share data, for each of the two years in the periods ended December 31, 2001 and 2000.

                                                               First         Second         Third          Fourth          Year
                                                             ---------      ---------      --------       --------       ---------
2001
Net sales                                                    $ 145,714      $ 104,053      $ 80,562       $ 70,107       $ 400,436
Cost of goods sold                                             112,284         87,315        72,927         83,008         355,534
                                                             ---------      ---------      --------       --------       ---------
Gross profit (loss)                                             33,430         16,738         7,635        (12,901)         44,902
Selling, general and administrative                             18,926         17,441        15,007         13,204          64,578
Loss on disposal of facilities                                       -              -         1,436          1,751           3,187
Retirement plan curtailment expense, net                             -          5,679             -              -           5,679
                                                             ---------      ---------      --------       --------       ---------
Operating income (loss)                                         14,504         (6,382)       (8,808)       (27,856)        (28,542)
Interest expense, net                                            2,256          2,252         3,024          2,287           9,819
                                                             ---------      ---------      --------       --------       ---------
Income (loss) before income taxes                               12,248         (8,634)      (11,832)       (30,143)        (38,361)
Income tax expense (benefit)                                     4,470         (3,151)       (4,319)       (11,001)        (14,001)
                                                             ---------      ---------      --------       --------       ---------
Income (loss) before extraordinary item                          7,778         (5,483)       (7,513)       (19,142)        (24,360)
Loss on debt extinguishment, net of tax benefit                      -              -          (636)          (805)         (1,441)
                                                             ---------      ---------      --------       --------       ---------
Net income (loss)                                            $   7,778      $  (5,483)     $ (8,149)      $(19,947)      $ (25,801)
                                                             =========      =========      ========       ========       =========

Net income (loss) per basic share of common stock:
               Income (loss) before extraordinary item       $    0.74      $   (0.52)     $  (0.71)      $  (1.80)      $   (2.29)
               Loss on debt extinguishment                           -              -         (0.06)         (0.08)          (0.14)
                                                             ---------      ---------      --------       --------       ---------
     Net income (loss) per basic share of common stock       $    0.74      $   (0.52)     $  (0.77)      $  (1.88)      $   (2.43)
                                                             =========      =========      ========       ========       =========

Net income (loss) per diluted share of common stock:
               Income (loss) before extraordinary item       $    0.73      $   (0.52)     $  (0.71)      $  (1.80)      $   (2.29)
               Loss on debt extinguishment                           -              -         (0.06)         (0.08)          (0.14)
                                                             ---------      ---------      --------       --------       ---------
     Net income (loss) per diluted share of common stock     $    0.73      $   (0.52)     $  (0.77)      $  (1.88)      $   (2.43)
                                                             =========      =========      ========       ========       =========

Weighted average shares outstanding - basic                     10,561         10,608        10,643         10,650          10,616
                                                             =========      =========      ========       ========       =========
Weighted average shares outstanding - diluted                   10,703         10,608        10,643         10,650          10,616
                                                             =========      =========      ========       ========       =========

                                                               First          Second        Third          Fourth          Year
                                                             ---------      ---------      --------       --------       ---------
2000
Net sales                                                    $ 120,819      $ 127,371     $ 136,547      $ 154,928       $ 539,665
Cost of goods sold                                              93,400         97,558       102,420        121,878         415,256
                                                             ---------      ---------      --------       --------       ---------
Gross profit                                                    27,419         29,813        34,127         33,050         124,409
Selling, general and administrative                             14,449         15,943        18,810         17,206          66,408
                                                             ---------      ---------      --------       --------       ---------
Operating income                                                12,970         13,870        15,317         15,844          58,001
Interest expense, net                                            4,713          4,916         2,950          2,557          15,136
                                                             ---------      ---------      --------       --------       ---------
Income before income taxes                                       8,257          8,954        12,367         13,287          42,865
Income tax expense                                               3,055          3,311         4,578          4,709          15,653
                                                             ---------      ---------      --------       --------       ---------
Income before extraordinary item                                 5,202          5,643         7,789          8,578          27,212
Loss on debt extinguishment, net of tax benefit                      -              -          (886)             -            (886)
                                                             ---------      ---------      --------       --------       ---------
Net income                                                   $   5,202      $   5,643      $  6,903       $  8,578       $  26,326
                                                             =========      =========      ========       ========       =========

Net income per basic share of common stock:
               Income before extraordinary item              $    0.73      $    0.79      $   0.80       $   0.82       $    3.15
               Loss on debt extinguishment                           -              -         (0.09)             -           (0.10)
                                                             ---------      ---------      --------       --------       ---------
     Net income per basic share of common stock              $    0.73      $    0.79      $   0.71       $   0.82       $    3.05
                                                             =========      =========      ========       ========       =========

Net income per diluted share of common stock:
               Income before extraordinary item              $    0.72      $    0.76      $   0.78       $   0.81       $    3.08
               Loss on debt extinguishment                           -              -         (0.09)             -           (0.10)
                                                             ---------      ---------      --------       --------       ---------
     Net income per diluted share of common stock            $    0.72      $    0.76      $   0.69       $   0.81       $    2.98
                                                             =========      =========      ========       ========       =========

Weighted average shares outstanding - basic                      7,143          7,170         9,709         10,483           8,637
                                                             =========      =========      ========       ========       =========
Weighted average shares outstanding - diluted                    7,220          7,442        10,037         10,622           8,842
                                                             =========      =========      ========       ========       =========

                                  SCHEDULE II

                                COORSTEK, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


     The following summarizes the changes to allowance for doubtful accounts (deducted from accounts receivable) and inventory reserves (deducted from inventories), in thousands, for each of the three years ended December 31:

                                              Additions
                                   --------------------------------
                                         Charged
                  Balance at             to costs                                     Balance at end
               beginning of year       and expenses        Other       Deductions        of year
             --------------------- -------------------- -----------  -------------- ------------------
Allowance for doubtful accounts:

        2001              $ 2,341                   80        (206)           (484)           $ 1,731
        2000              $ 2,765                1,117         (15)         (1,526)           $ 2,341
        1999              $ 1,839                1,757           8            (839)           $ 2,765

Inventory reserves:

        2001             $ 10,136               15,333           -          (7,322)          $ 18,147
        2000             $ 10,483               12,877           -         (13,224)          $ 10,136
        1999             $  5,665               11,206           -          (6,388)          $ 10,483

Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

          None.


                                   PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the information set forth in the sections titled "Information about Directors," "Committees and Meetings of the Board of Directors," "Compensation of Directors," "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 11:  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth in the section titled "Executive Compensation" in our 2002 proxy statement.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2002 proxy statement.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our 2002 proxy statement.

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

         3.  Exhibits

             The following exhibits are filed as part of this report or are incorporated by reference:

Exhibit Number        Description
--------------        -----------

2.1                   Distribution Agreement*
3.1                   Certificate of Incorporation of CoorsTek, Inc.**
3.2                   Bylaws of CoorsTek, Inc.**
4.1                   Rights Agreement**
4.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock**
10.1                  Description of Officers' Life Insurance Program**
10.2                  CoorsTek, Inc. Stock Option and Incentive Plan***
10.3                  Amendment No. 1 to CoorsTek, Inc. Stock Option and
                      Incentive Plan***
10.4                  CoorsTek, Inc. Executive Deferred Compensation Plan**
10.5                  CoorsTek, Inc. Employee Stock Purchase Plan, as amended***
10.6                  Tax Sharing Agreement*
10.7                  Environmental Responsibility Agreement*
10.8                  Master Transition Materials and Services Agreement*
10.9                  Amended Salary Continuation Agreement for John K. Coors**
10.10                 Amended Salary Continuation Agreement for Joseph Coors,
                      Jr.**
10.11                 Employment Agreement for John K. Coors**
10.12                 Employment Agreement for Derek C. Johnson**
10.13                 Employment Agreement for Joseph Coors, Jr.**
10.14                 Employment Agreement for Joseph G. Warren, Jr.**
10.16                 CoorsTek, Inc. Senior Unsecured Subordinated Note
                      Agreement+
10.17                 CoorsTek, Inc. Revolving Credit Agreement with Bank of
                      America, N.A.
21.1                  List of subsidiaries
23.1                  Consent of PricewaterhouseCoopers LLP, Independent
                      Accountants

______________________
* Incorporated by reference to amendment number 1 to CoorsTek's registration statement on Form 10, filed December 2, 1999 (SEC file No. 000-27579).
** Incorporated by reference to amendment number 2 to CoorsTek's registration statement on Form 10, filed December 14, 1999 (SEC file No. 000-27579).
***      Incorporated by reference to CoorsTek's Definitive Proxy Statement on
         Schedule 14A filed in connection with its 2001 annual meeting of stockholders (SEC File No. 000-27579).
+ Incorporated by reference to CoorsTek's report on Form 10-Q, filed November 9, 2001 (SEC file No. 000-27579).

(b)      Reports on Form 8-K

         CoorsTek did not file any Current Reports on Form 8-K in 2001.

(c)      Exhibits

         The exhibits listed under Item 14(a)(3) of this Annual Report on Form 10-K are incorporated by reference.

(d)      Schedules

         Schedule II under Item 8 of this Annual Report on Form 10-K is incorporated by reference.

                                  Signatures
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CoorsTek, Inc.


Date: March 1, 2002:                               By /s/ JOHN K. COORS
      -------------                                --------------------
                                                          John K. Coors
                                                          Chairman, President
                                                          and Chief Executive
                                                          Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 1, 2002:                               By /s/ JOHN K. COORS
      -------------                                --------------------
                                                          John K. Coors
                                                          Chairman, President,
                                                          Chief Executive
                                                          Officer and Director
                                                          (Principal executive
                                                          officer)

Date: March 1, 2002:                               By /s/ JOSEPH G. WARREN, JR.
      -------------                                ----------------------------
                                                          Joseph G. Warren, Jr.
                                                          Chief Financial
                                                          Officer, Secretary and
                                                          Treasurer
                                                          (Principal accounting
                                                          and financial officer)

Date: March 1, 2002:                               By /s/ JOHN E. GLANCY
      -------------                                ---------------------
                                                          John E. Glancy
                                                          Director

Date: March 1, 2002:                               By /s/ W. J. KITCHEN
      -------------                                --------------------
                                                          W.J. Kitchen
                                                          Director

Date: March 1, 2002:                               By /s/ JOHN MARKLE, III
      -------------                                -----------------------
                                                          John Markle, III
                                                          Director

Date: March 1, 2002:                               By /s/ DONALD E. MILLER
      -------------                                -----------------------
                                                          Donald E. Miller
                                                          Director

Date: March 1, 2002:                               By /s/ KIMBERLY S. PATMORE
      -------------                                --------------------------
                                                          Kimberly S. Patmore
                                                          Director

Date: March 1, 2002:                               By /s/ ROBERT L. SMIALEK
      -------------                                ------------------------
                                                          Robert L. Smialek
                                                          Director