Form 10-Q
period 2002-03-31
COORSTEK INC
filed 2002-04-30
CIK 1095603

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number: 0-20704

CoorsTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-0178380
(State of incorporation)	(I.R.S. Employer Identification No.)

16000 Table Mountain Parkway, Golden, Colorado 80403
(Address of principal executive offices) (Zip Code)

(303) 277-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒             No    ☐

There were 10,702,592 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 26, 2002.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COORSTEK, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Net sales	$74,532	$145,714
Cost of goods sold	67,273	112,284

Gross profit	7,259	33,430
Research and development	2,348	2,967
Selling, general and administrative	10,429	15,959

Operating income (loss)	(5,518)	14,504
Interest expense, net	2,045	2,256

Income (loss) before income taxes	(7,563)	12,248
Income tax expense (benefit)	(2,760)	4,470

Net income (loss)	$(4,803)	$7,778

Net income (loss) per basic share of common stock	$(0.45)	$0.74
Net income (loss) per diluted share of common stock	$(0.45)	$0.73
Weighted average shares outstanding—basic	10,674	10,561

Weighted average shares outstanding—diluted	10,674	10,703

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)
	Three months ended March 31,
	2002	2001
Net income (loss)	$(4,803)	$7,778
Other comprehensive income (loss):
Foreign currency translation adjustments	(226)	269
Interest rate swaps	265	(645)

Comprehensive income (loss)	$(4,764)	$7,402

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$12,380	$11,684
Accounts receivable, less allowance for doubtful accounts of $1,639 in 2002 and $1,731 in 2001	38,265	35,829
Inventories, net	63,645	71,287
Other assets	19,821	21,287

Total current assets	134,111	140,087
Properties, less accumulated depreciation of $208,037 in 2002 and $203,408 in 2001	148,054	150,514
Goodwill, less accumulated amortization of $8,864 in 2002 and 2001	39,385	39,385
Other noncurrent assets	32,553	28,266

Total assets	$354,103	$358,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$2,942	$2,675
Accounts payable	12,492	8,075
Other current liabilities	23,693	24,971

Total current liabilities	39,127	35,721
Note payable—related party	100,000	100,000
Long-term debt	2,761	3,656
Accrued postretirement benefits	15,458	15,381
Accrued pension benefits	34,829	37,244
Other long-term liabilities	2,138	1,919

Total liabilities	194,313	193,921

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 10,682,514 and 10,666,747 shares issued and outstanding in 2002 and 2001, respectively	107	107
Paid-in capital	184,702	184,479
Paid-in capital—warrants	1,600	1,600
Retained earnings (accumulated deficit)	(4,278)	525
Accumulated other comprehensive loss	(22,341)	(22,380)

Total stockholders’ equity	159,790	164,331

Total liabilities and stockholders’ equity	$354,103	$358,252

See Notes to Consolidated Financial Statements

COORSTEK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,803)	$7,778
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,373	6,143
Change in current assets and current liabilities and other:
Accounts receivable	(2,436)	11,179
Inventories	7,642	(5,714)
Accounts payable	4,417	(11,527)
Other	(5,949)	(9,248)

Net cash provided by (used in) operating activities	4,244	(1,389)

Cash flows from investing activities:
Additions to properties	(3,143)	(14,253)
Acquisitions, net of cash acquired	—	(1,416)
Other	—	(50)

Net cash used in investing activities	(3,143)	(15,719)

Cash flows from financing activities:
Proceeds from issuance of debt	—	38,167
Payments on debt	(628)	(20,986)
Issuance of stock	223	665

Net cash provided by (used in) financing activities	(405)	17,846

Cash and cash equivalents:
Net increase in cash and cash equivalents	696	738
Balance at beginning of period	11,684	—

Balance at end of period	$12,380	$738

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Basis of Presentation

The financial statements included herein have been prepared by CoorsTek pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although CoorsTek believes that the disclosures included herein are adequate to make the information presented not misleading. A description of CoorsTek’s accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in CoorsTek’s annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of March 31, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2.    Derivative Instruments and Hedging Activities

CoorsTek generally does not enter into financial instruments for trading or speculative purposes. CoorsTek maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. CoorsTek used interest rate swaps to convert a portion of its former variable rate debt to fixed rates and accounted for them on the accrual basis and swap payments made or received were recognized as an adjustment to interest expense. By using derivative financial instruments to hedge exposures to changes in interest rates, CoorsTek exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes CoorsTek, which creates repayment risk for CoorsTek. When the fair value of a derivative is negative, CoorsTek owes the counterparty and, therefore, CoorsTek does not have payment risk. CoorsTek minimizes the credit (or repayment) risk in derivative instruments by 1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, 2) limiting the amount of exposure to each counterparty, and 3) monitoring the financial condition of its counterparties.

In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its former credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%, to hedge an additional portion of the exposure to interest rate fluctuations related to its former credit facility. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of the swaps of negative $1.3 million was recorded in accumulated other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note (see Note 5). CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the former credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment is being amortized from accumulated other comprehensive loss to interest expense over the original term of the swaps and any changes in the fair value of the swaps after the repayment is being recorded in the respective periods’ results of operations as a component of interest income (expense). At March 31, 2002, the fair value of the interest rate swaps was negative $1.1 million and the remaining unamortized fair value of the interest rate swaps included in accumulated other comprehensive loss was $0.6 million.

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.    Goodwill and Other Intangible Assets—Adoption of Statement of Financial Accounting Standard No. 142

CoorsTek has adopted Statement of Financial Accounting Standard (SFAS) No. 142 for the year ending December 31, 2002. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but will be subject to an impairment test upon adoption and at least annually thereafter. CoorsTek has $39.4 million of goodwill that is no longer subject to amortization that will result in an annual decrease in goodwill amortization of approximately $2.8 million. CoorsTek is currently evaluating any potential impairment impact from the adoption of SFAS No. 142 on its results of operations, financial positions or cash flows and will complete this evaluation by June 30, 2002. CoorsTek’s only intangible asset is indefinite lived goodwill.

The tables below show what reported net income (loss) and earnings (loss) per share would have been exclusive of goodwill amortization, including any related tax effects (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(4,803)	$7,778
Goodwill amortization, net of tax	—	445

Pro forma net income (loss)	$(4,803)	$8,223

Net income (loss) per basic share of common stock:
As reported	$(0.45)	$0.74
Goodwill amortization, net of tax	—	0.04

Pro forma	$(0.45)	$0.78

Net income (loss) per diluted share of common stock:
As reported	$(0.45)	$0.73
Goodwill amortization, net of tax	—	0.04

Pro forma	$(0.45)	$0.77

Note 4.    Inventories

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out (FIFO) method. The Company reserves for inventories that have no activity within one year, or are otherwise determined to be excess or obsolete. The classification of inventories, in thousands, was as follows:

	March 31, 2002	December 31, 2001

Finished	$38,838	$45,821
In process	20,816	21,225
Raw materials	20,608	22,388

Gross inventories	80,262	89,434

Less inventory reserves	(16,617)	(18,147)

Net inventories	$63,645	$71,287

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5.    Indebtedness

At March 31, 2002, the long-term obligations, less installments due within one year, are summarized below, in thousands:

Senior unsecured subordinated note	$100,000
Installment payment agreements	5,703

105,703
Less: Installments due within one year	2,942

Total long-term obligations	$102,761

Senior unsecured subordinated note—related party:    In July 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC. CoorsTek can prepay the note, at par value, any time during its term and the entire principal amount is due on July 25, 2011. Golden Heritage is controlled through various trusts established for the benefit of members of the Coors family. As of March 31, 2002, the Coors family owned 30.2% of the outstanding shares of CoorsTek.

Installment payment agreements:    In February 2001, CoorsTek entered into a 34-month, $7.9 million installment payment agreement to fund enterprise resource planning software. The agreement has a 5.1% fixed annual interest rate and matures in December 2003.

In the first quarter of 2002, CoorsTek amended its $60 million senior secured revolving credit facility to lower the minimum tangible net worth covenant to $100.0 million.

Note 6.    Segment Information

CoorsTek has three reportable segments: Semiconductor Components, Semiconductor Assembly and Advanced Materials. Intersegment transactions have been eliminated. Management evaluates performance of the segments based upon gross profit. The Semiconductor Components segment manufactures precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. The Semiconductor Assembly segment assembles and integrates precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. The Advanced Materials segment produces primarily ceramic products that are used outside the semiconductor industry.

The table below summarizes information about reportable segments, in thousands, for the three months ended March 31:

	Net Sales	Gross Profit (Loss)
2002
Semiconductor Components	$17,032	$(1,502)
Semiconductor Assembly	10,545	245
Advanced Materials	46,955	8,516

Consolidated total	$74,532	$7,259

2001
Semiconductor Components	$52,510	$15,164
Semiconductor Assembly	24,970	2,205
Advanced Materials	68,234	16,061

Consolidated total	$145,714	$33,430

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7.    Earnings Per Share

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

	Three Months Ended March 31,
	2002	2001
Weighted average shares outstanding—basic	10,674	10,561
Common stock equivalents	—	142

Weighted average shares outstanding—diluted	10,674	10,703

The diluted share base for the three months ended March 31, 2002 excludes incremental shares of 0.2 million related to stock options, due to their antidilutive effect as a result of CoorsTek’s net loss. The diluted share base for the three months ended March 31, 2002 and 2001 excludes 0.6 million and 0.3 million, respectively, of incremental shares related to employee stock options and warrants, due to their antidilutive effect as a result of their exercise price.

Note 8.    Commitments and Contingencies

CoorsTek is self-insured for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Certain stop-loss and excess insurance policies are maintained to reduce overall risk. CoorsTek maintains insurance policies to protect against loss related to property, business interruption and general liability risks.

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

Environmental matters:    CoorsTek received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of CoorsTek, Coors Components, Inc. (CCI). Colorado state environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. The contamination is believed to have occurred prior to CoorsTek’s ownership of CCI, which was sold in November 1987. Although the Company does not believe it is responsible for the contamination or the clean up, it agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. CoorsTek will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. The Company does not have a firm estimate of the total potential clean up costs, but based on current site specific information, it believes that the total remediation cost will be in excess of the earlier projected cost of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the state of Colorado reach final agreement on clean up standards and long-term monitoring and reporting requirements. Based on these facts, the Company has provided $0.2 million for its estimated portion of the costs, which is accrued in other current liabilities.

CoorsTek is party to a Unilateral Administrative Order (the Order) issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park Site. Under the Order, the parties involved, including CoorsTek, are responsible for the removal of volatile organic compounds in the soil and groundwater, groundwater

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

monitoring and institutional controls. The Company has provided $0.4 million for its estimated portion of the costs, which is accrued in other current liabilities.

Some of CoorsTek’s facilities have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. CoorsTek cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, CoorsTek believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company. There can be no certainty, however, that CoorsTek will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

Note 9.    Subsequent Event

Subsequent to March 31, 2002, Mark and David Bernhard, former employees of CoorsTek, sold all of the outstanding CoorsTek warrants held by them to an unrelated party. CoorsTek originally issued the warrants to the Bernhards as part of the Precision Technologies acquisition on March 12, 1999. The warrants give the holder the right to purchase 168,767 shares of CoorsTek common stock at $22.22 per share.

Note 10.    New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Goodwill and other identifiable indefinite lived intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other indefinite lived intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment upon adoption and at least annually thereafter. This statement is effective for CoorsTek’s financial statements for the year ending December 31, 2002. CoorsTek has $39.4 million of goodwill that is no longer subject to amortization that will result in an annual decrease in goodwill amortization of approximately $2.8 million. CoorsTek is currently evaluating any potential impairment impact from the adoption of SFAS No. 142 on its results of operations, financial positions or cash flows and will complete this evaluation by June 30, 2002.

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek’s financial statements for the year ending December 31, 2003. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in October 2001. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek’s financial statements for the year ending December 31, 2002. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CoorsTek is a leading designer and manufacturer of components and assemblies for the semiconductor capital equipment market and for telecommunications, electronics, automotive, medical and other industrial applications. We use materials such as precision-machined metals, technical ceramics, engineering plastics and high-purity fused quartz to design solutions that enable our customers’ products to overcome technological barriers and enhance performance. Our integrated solutions begin with product design and prototyping and extend to manufacturing, assembly and test services.

Since our founding 91 years ago, we have developed expertise in designing, engineering, manufacturing and assembling critical advanced ceramic components. We have employed these core competencies to expand our product offerings to include metals, plastics and quartz and targeted new opportunities in selected high growth industries.

We recognize revenue when our products are shipped or our services have been rendered. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers’ representatives and distributors located in North America, Asia and Europe.

Results of Operations for the Quarters Ended March 31, 2002 and 2001

Net sales.    Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the first quarter of 2002 were $74.5 million, a decrease of $71.2 million, or 48.9%, from net sales of $145.7 million for the first quarter of 2001. This decrease in net sales was attributable to the general poor economic conditions that began in early 2001 and continued through the first quarter of 2002. The poor economic conditions affected sales in our three operating segments: Semiconductor Components, Semiconductor Assembly and Advanced Materials. Our Semiconductor Components segment net sales for the first quarter of 2002 of $17.0 million decreased $35.5 million, or 67.6%, from $52.5 million for the first quarter of 2001. Our Semiconductor Assembly segment net sales for the first quarter of 2002 of $10.5 million decreased $14.5 million, or 58.0% compared with net sales for the first quarter of 2001 of $25.0 million. The decreases in these segments were due to lower worldwide demand in the semiconductor industry, which has been historically cyclical. This resulted in a significant decline in demand for semiconductor capital equipment for the first quarter of 2002 compared with the first quarter of 2001. Our Advanced Materials segment net sales for the first quarter of 2002 of $47.0 million decreased $21.2 million, or 31.1%, from $68.2 million for the first quarter of 2001. This decrease was primarily attributable to general economic weakness for the first quarter of 2002 compared with the first quarter of 2001, and specifically as a result of low demand in the telecommunications industry.

The semiconductor capital equipment market accounted for 37.0% of our net sales for the first quarter of 2002 compared with 53.2% of our net sales for the first quarter of 2001. One customer, Applied Materials, accounted for 23.8% and 38.8% of our net sales for the first quarter of 2002 and 2001, respectively. Applied Materials accounted for 46.9% and 72.1% of our Semiconductor Components segment net sales for the first quarter of 2002 and 2001, respectively. Applied Materials accounted for 92.1% and 99.0% of our Semiconductor Assembly segment net sales for the first quarter of 2002 and 2001, respectively.

Cost of goods sold and gross profit.    Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Our gross profit for the first quarter of 2002 was $7.3 million, a decrease of $26.1 million, or 78.1%, from $33.4 million for the first quarter of 2001. Consolidated gross margin decreased to 9.7% in the first quarter of 2002 from 22.9% in the first quarter of 2001. The decrease in our gross profit was mostly attributed to the decrease in sales volume for the first quarter of 2002 in all of our business segments, which resulted in lower capacity utilization and the resulting under absorption of manufacturing overhead. Gross profit for our Semiconductor Components segment for the first quarter of 2002 was ($1.5) million, a decrease of $16.7 million, or 109.9%, from $15.2 million for the first quarter of 2001. Gross profit for our Semiconductor Assembly segment for the first quarter of 2002 was $0.2 million, a decrease of $2.0 million, from $2.2 million for the first quarter of 2001. These decreases are a result of the lower sales volume due to the significant decline in demand for semiconductor capital equipment in the first quarter of 2002 compared with the first quarter of 2001, resulting in lower capacity utilization. Our gross profit for our Advanced Materials segment for the first quarter of 2002 was $8.5 million, a decrease of $7.6 million, or 47.2%, from $16.1 million for the first quarter of 2001. This decrease is due to general worldwide economic weakness and lower demand in the telecommunications industry, which resulted in lower sales volume.

Research and development expenses.    Research and development expenses consist primarily of expenses for research and development salaries and supplies. Our research and development expenses for the first quarter of 2002 were $2.3 million, a decrease of $0.7 million, or 23.3%, from $3.0 million for the first quarter of 2001. This decrease is primarily attributable to reduced funding because of the reduction in net sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of expenses for sales salaries and commissions, accounting, information technology, executive management compensation, legal, risk management, treasury and certain other corporate overhead costs. Our selling, general and administrative expenses for the first quarter of 2002 were $10.4 million, a decrease of $5.6 million, or 35.0%, from $16.0 million for the first quarter of 2001. Because of lower net sales, our selling, general and administrative expenses as a percentage of net sales increased to 14.0% for the first quarter of 2002 from 11.0% for the first quarter of 2001. The dollar decrease in selling, general and administrative expenses in total is primarily related to lower sales expenses as a result of the lower sales volume and lower general and administrative expenses resulting from cost reductions. In addition, selling, general and administrative expenses are lower due to the elimination of goodwill amortization for the first quarter of 2002 compared with $0.7 million in goodwill amortization for the first quarter of 2001. This change in goodwill amortization is a result of the adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill. See New Accounting Pronouncements below.

Operating income (loss).    For the first quarter of 2002, we had an operating loss of $5.5 million compared with operating income of $14.5 million for the first quarter of 2001. The decrease in operating income was largely due to the gross profit decrease as a result of lower net sales.

Interest expense, net.    Interest expense, net, consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Net interest expense for the first quarter of 2002 was $2.0 million compared with $2.3 million for the first quarter of 2001. The decrease in interest expense is primarily a result of a slightly lower debt level during the first quarter of 2002 compared with the first quarter of 2001.

Income tax expense (benefit).    For the first quarter of 2002, we had an income tax benefit of $2.8 million compared with income tax expense of $4.5 million for the first quarter of 2001. Our consolidated effective tax rate was 36.5% for the first quarters of 2002 and 2001.

Liquidity and Capital Resources

Our liquidity is generated by both internal and external sources including funds provided by operating activities and short and long-term borrowings. Our liquidity is used to fund short-term working capital requirements, capital expenditures and principal and interest payments on debt. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

For the first quarter of 2002, our cash increased by $0.7 million primarily as a result of the reduction in our inventory and an increase in our accounts payable offset by increases in our accounts receivable and decreases in our accrued expenses. Cash payments for capital expenditures partially offset this increase from working capital.

We have outstanding a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note with Golden Heritage, LLC. Golden Heritage is a related party to CoorsTek, as it is controlled through various trusts established for the benefit of members of the Coors family, including John K. Coors, our Chairman, President and CEO, William K. Coors, our Director Emeritus, and Joseph Coors, Jr., our former Chairman and CEO and beneficial owner of more than 5% of our common stock. Additionally, John K. Coors, William K. Coors and Joseph Coors, Jr.

are trustees of certain of these Coors family trusts. As of March 31, 2002, the Coors family (including these trusts) owned 30.2% of the outstanding shares of our common stock. John K. Coors abstained from our board’s vote on this transaction, and William K. Coors did not participate in the board meetings at which this transaction was considered or approved. We can prepay the note at par value any time during its term and the entire principal amount is due on July 25, 2011.

We have a $60.0 million, three-year, senior secured revolving credit facility with the Bank of America, N.A. If necessary, this facility will be used to fund working capital, capital expenditures and acquisitions. Our inventory, accounts and cash are pledged as security under our bank credit facility. Our ability to borrow under the credit facility, and consequently our liquidity, are based on the amount of eligible accounts receivable and inventory. Eligibility of our accounts receivable is affected by factors such as customer concentration, foreign receivables and slow-paying accounts. Eligibility of our inventory is affected by factors such as the exclusion of inventory without a standing order and work-in-process inventory. At March 31, 2002, given the eligibility of our accounts receivable and inventory, the amount available to us for borrowing under the credit facility was $28.7 million.

We pay commitment fees of 0.375% on the unused borrowings under the credit facility. The interest rate charged on the credit facility is based on a spread above LIBOR and varies based on the amount of eligible accounts receivable and inventory. As of March 31, 2002, there were no borrowings outstanding under the credit facility and the interest rate was LIBOR plus 2.75%.

The credit facility contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, and the acquisition and disposition of assets. In the first quarter of 2002, we amended the credit facility to lower the minimum tangible net worth covenant to $100.0 million in light of the reduction in our tangible net worth caused by the $20.3 million, net of tax, minimum pension liability adjustment that we recognized at December 31, 2001.

Capital expenditures for the first quarters of 2002 and 2001 were $3.1 million and $14.3 million, respectively. For the first quarter of 2002, we primarily funded computer software and systems. For the first quarter 2001, we primarily funded the addition of production capacity, computerized manufacturing equipment, and computer software and systems.

Future capital requirements will depend on many factors, including the continued rollout of our enterprise resource planning software, maintenance of our existing capacity and the addition of capacity in response to any increased demand in the semiconductor capital equipment market and in the other markets we serve. We believe that our cash and cash equivalent balances, funds available under our existing line of credit and cash generated from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Goodwill and other identifiable indefinite lived intangible assets acquired after June 30, 2001 will not be subject to amortization. Goodwill and other indefinite lived intangible assets acquired before July 1, 2001 will not be subject to amortization after the statement is effective. The statement also provides specific guidance to test intangible assets for impairment upon adoption and at least annually thereafter. This statement is effective for our financial statements for the year ending December 31, 2002. We have $39.4 million of goodwill that is no longer subject to amortization that will result in an annual decrease in goodwill amortization of approximately $2.8 million. We are currently evaluating any potential impairment impact from the adoption of SFAS No. 142 on our results of operations, financial positions or cash flows and will complete this evaluation by June 30, 2002.

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” was issued in August 2001. This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for our financial statements for the year ending December 31, 2003. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in October 2001. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No.

144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for our financial statements for the year ending December 31, 2002. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

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

We are currently subject to interest rate risk on our interest rate swaps. In September 2000, we entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with Coorstek agreeing to pay a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our former credit facility. In January 2001, we hedged an additional portion of our exposure to interest rate fluctuations with another $25.0 million, two-year interest rate swap, with CoorsTek agreeing to pay a fixed interest rate of 5.19%. In July 2001, we issued a senior unsecured subordinated note to Golden Heritage LLC, which was used to repay all of the outstanding debt under our former credit facility. As a result of the prepayment, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. We may experience increases or decreases in interest expense that may materially impact financial results as interest rates fluctuate and any changes in fair value of the interest rate swaps are reflected in current operations. At March 31, 2002, the fair value of the interest rate swaps was negative $1.1 million.

By holding interest rate swaps, we also expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, we do not have payment risk. We minimize the credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of exposure to each counterparty, and (3) monitoring the financial condition of our counterparties.

We are exposed to market risks from adverse changes in foreign exchange rates. Our foreign operations’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. Foreign currency transactions from our domestic operations are not material.

Factors That May Affect Future Results

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Our future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, our ability to execute our marketing plans, our ability to maintain or increase sales to existing customers and capture new business, our ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. Our ability to achieve our business strategy is also dependent upon securing adequate financing. We derive a significant percentage of our net sales from a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. Our ability to increase revenues and operating income is dependent upon continuing our success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunications, automotive and electronics and other factors. Our ability to successfully build our assembly business is dependent on our ability to continue to provide quality and timely manufacturing, innovation and service to our customers. Because we have speculative interest rate swaps, our net income is sensitive to fluctuation in short-term interest rates. Our compliance with the revenue ruling issued by the IRS in connection with the spin-off from Graphic Packaging could materially impact our future results, performance or financial condition. Our ability to attract and retain employees at all levels of the organization could also materially impact our future results, performance or financial condition. You are encouraged to read the more detailed discussions of risks and uncertainties contained in our annual report on Form 10-K for the year ended December 31, 2001, which is available online, free of charge, at the Securities and Exchange Commission’s EDGAR filing database at www.sec.gov.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Environmental matters:    We received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by one of our subsidiaries, Coors Components, Inc. (CCI). Colorado state environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. The contamination is believed to have occurred prior to our ownership of CCI, which was sold in November 1987. Although we do not believe we are responsible for the contamination or the clean up, we agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. We will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. We do not have a firm estimate of the total potential clean up costs, but based on current site specific information, we believe that the total remediation cost will be in excess of the earlier projected cost of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the state of Colorado reach final agreement on clean up standards and long-term monitoring and reporting requirements. Based on these facts, we have provided $0.2 million for our estimated portion of the costs, which is accrued in other current liabilities.

We are a party to a Unilateral Administrative Order (the Order) issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park Site. Under the Order, the parties involved are responsible for the removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. We have provided $0.4 million for its estimated portion of the costs, which is accrued in other current liabilities.

Some of our facilities have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, we believe that any liability with respect to these sites would not be material to our financial condition or results of operations. There can be no certainty, however, that we will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

Other Matters:    In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, we are vigorously defending ourselves. We do not believe that the outcome of these matters will have a material adverse effect on our financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated March 8, 2002 with Bank of America, N.A.
10.2	Second Amendment to Credit Agreement, dated March 20, 2002 with Bank of America, N.A.

(b) Reports on Form 8-K:

On February 7, 2002, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K updating the 2001 unaudited press release balance sheet to recognize a minimum pension benefit liability of $33.3 million related to CoorsTek’s frozen defined benefit plan.

All other items of this report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2002	COORSTEK, INC.

	By:	/s/ JOHN K. COORS
John K. Coors Chairman, Chief Executive Officer and President

Date: April 30, 2002	By:	/s/ JOSEPH G. WARREN, JR.
Joseph G. Warren, Treasurer and Secretary (Principal and Chief Accounting Officer)