Form 10-Q
period 2002-06-30
COORSTEK INC
filed 2002-08-14
CIK 1095603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                  .

Commission file number: 000-27579

CoorsTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	84-0178380 (I.R.S. Employer Identification No.)

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

       Yes  ☒          No  ☐

There were 11,733,427 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2002.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COORSTEK, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	$90,227	$104,053	$164,759	$249,767
Cost of goods sold	76,569	87,315	143,842	199,599

Gross profit	13,658	16,738	20,917	50,168

Research and development	2,737	3,061	5,085	6,028
Selling, general and administrative	12,123	14,380	22,552	30,339
Retirement plan curtailment expense	–	5,679	–	5,679

Operating income (loss)	(1,202)	(6,382)	(6,720)	8,122

Interest expense, net	2,342	2,252	4,387	4,508

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,544)	(8,634)	(11,107)	3,614
Income tax expense (benefit)	(1,294)	(3,151)	(4,054)	1,319

Income (loss) before cumulative effect of change in accounting principle	(2,250)	(5,483)	(7,053)	2,295
Cumulative effect of change in accounting principle, net of tax	–	–	(13,243)	–

Net income (loss)	$(2,250)	$(5,483)	$(20,296)	$2,295

Net income (loss) per basic share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.20)	$(0.52)	$(0.65)	$0.22
Cumulative effect of change in accounting principle	–	–	(1.22)	–

Net income (loss) per basic share of common stock	$(0.20)	$(0.52)	$(1.87)	$0.22

Net income (loss) per diluted share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.20)	$(0.52)	$(0.65)	$0.21
Cumulative effect of change in accounting principle	–	–	(1.22)	–

Net income (loss) per diluted share of common stock	$(0.20)	$(0.52)	$(1.87)	$0.21

Weighted average shares outstanding – basic	11,058	10,608	10,867	10,584

Weighted average shares outstanding – diluted	11,058	10,608	10,867	10,758

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss)	$(2,250)	$(5,483)	$(20,296)	$2,295

Other comprehensive income (loss):

Foreign currency translation adjustments	804	(46)	578	223
Interest rate swaps	265	(35)	530	(680)

Comprehensive income (loss)	$(1,181)	$(5,564)	$(19,188)	$1,838

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$50,419	$11,684
Accounts receivable, less allowance for doubtful accounts of $1,522 in 2002 and
$1,731 in 2001	39,155	35,829
Inventories, net	60,161	71,287
Other assets	19,198	21,287

Total current assets	168,933	140,087
Properties, less accumulated depreciation of $213,392 in 2002 and $203,408 in 2001	153,137	150,514
Goodwill, less accumulated amortization of $8,864 in 2002 and 2001	19,385	39,385
Other noncurrent assets	40,835	28,266

Total assets	$382,290	$358,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$3,103	$2,675
Accounts payable	23,243	8,075
Other current liabilities	25,782	24,971

Total current liabilities	52,128	35,721
Note payable—related party	100,000	100,000
Long-term debt	1,854	3,656
Accrued postretirement benefits	15,381	15,381
Accrued pension benefits	34,747	37,244
Other long-term liabilities	686	1,919

Total liabilities	204,796	193,921

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
no shares issued or outstanding	–	–
Common stock, $.01 par value, 100,000,000 shares authorized, 11,733,427 and
10,666,747 shares issued and outstanding in 2002 and 2001, respectively	117	107
Paid-in capital	216,820	184,479
Paid-in capital—warrants	1,600	1,600
Retained earnings (accumulated deficit)	(19,771)	525
Accumulated other comprehensive loss	(21,272)	(22,380)

Total stockholders’ equity	177,494	164,331

Total liabilities and stockholders’ equity	$382,290	$358,252

See Notes to Consolidated Financial Statements

COORSTEK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(20,296)	$2,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,644	12,154
Loss on disposal of equipment	368	435
Cumulative effect of change in accounting principle, net of tax	13,243	–
Retirement plan curtailment expense	–	5,679
Change in current assets and current liabilities and other:
Accounts receivable	(3,326)	22,819
Inventories	11,126	1,162
Accounts payable	15,168	(19,445)
Other	(5,547)	(19,746)

Net cash provided by operating activities	21,380	5,353

Cash flows from investing activities:
Additions to properties	(13,622)	(16,938)
Acquisitions, net of cash acquired	–	(1,514)
Other	–	(67)

Net cash used in investing activities	(13,622)	(18,519)

Cash flows from financing activities:
Proceeds from issuance of debt	–	54,277
Payments on debt	(1,374)	(41,919)
Issuance of stock	32,351	1,816

Net cash provided by financing activities	30,977	14,174

Cash and cash equivalents:
Net increase in cash and cash equivalents	38,735	1,008
Balance at beginning of period	11,684	–

Balance at end of period	$50,419	$1,008

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

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of June 30, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year.

Note 2. Goodwill and Other Intangible Assets—Adoption of Statement of Financial Accounting Standard No. 142

       CoorsTek adopted Statement of Financial Accounting Standard (SFAS) No. 142 for the year ending December 31, 2002. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test upon adoption and at least annually thereafter. Other intangible assets will continue to be amortized over their useful lives.

       The Company recorded its transitional goodwill impairment charge in the second quarter of 2002, as permitted by SFAS No. 142. The following table presents the results of operations for the first quarter of 2002 after giving effect to the goodwill impairment charge (in thousands):

	As reported in Form 10-Q	As adjusted for goodwill impairment

Operating income	$(5,518)	$(5,518)

Net loss attributable to common stockholders	$(4,803)	$(18,046)

Net loss attributable to common stockholders per basic and diluted share	$(0.45)	$(1.69)

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

       The following table illustrates net income (loss) attributable to common stockholders as if SFAS No. 142 had been implemented on January 1, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Reported net income (loss) attributable to common stockholders	$(2,250)	$(5,483)	$(20,296)	$2,295
Goodwill impairment	–	–	13,243	–
Goodwill amortization, net of tax	–	464	–	925

Adjusted net income (loss) attributable to common stockholders	$(2,250)	$(5,019)	$(7,053)	$3,220

Earnings per share basic:
Reported net income (loss) attributable to common stockholders	$(0.20)	$(0.52)	$(1.87)	$0.22
Goodwill impairment	–	–	1.22	–
Goodwill amortization, net of tax	–	0.04	–	0.09

Adjusted net income (loss) attributable to common stockholders	$(0.20)	$(0.47)	$(0.65)	$0.30

Earnings per share diluted:
Reported net income (loss) attributable to common stockholders	$(0.20)	$(0.52)	$(1.87)	$0.21
Goodwill impairment	–	–	1.22	–
Goodwill amortization, net of tax	–	0.04	–	0.09

Adjusted net income (loss) attributable to common stockholders	$(0.20)	$(0.47)	$(0.65)	$0.30

       Under the transitional provisions of SFAS No. 142, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company’s businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its plastics business, reported in the Advanced Materials segment, and with its business in the Semiconductor Components segment was impaired due to economic downturns in their served markets. As a result a charge of $13.2 million, net of taxes of $6.8 million, was recorded. The impairment loss accounting was treated as a cumulative effect of a change in accounting principle.

       The changes in the carrying amount of goodwill, net of accumulated amortization, for the three and six months ended June 30, 2002, in thousands, were:

	Semiconductor Components	Advanced Materials	Total

Balance at beginning of period	$27,247	$12,138	$39,385
Impairment loss related to the adoption of FAS 142 (pre-tax)	(19,000)	(1,000)	(20,000)

Balance at June 30, 2002	$8,247	$11,138	$19,385

       The impairment loss accounting does not impact the Semiconductor Assembly segment as there is no goodwill associated with this segment.

Note 3.  Follow-on offering

       In May 2002, CoorsTek received net proceeds of $31.3 million from the sale of 1,000,000 shares of common stock at a public offering price of $33 per share, after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of this offering to fund its operations, for working capital and for other general corporate purposes.

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4.  Derivative Instruments and Hedging Activities

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

       In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its former credit facility. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%, to hedge an additional portion of the exposure to interest rate fluctuations related to its former credit facility. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of the swaps of negative $1.3 million was recorded in accumulated other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note. CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the form er credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment is being amortized from accumulated other comprehensive loss to interest expense over the original term of the swaps and any changes in the fair value of the swaps after the repayment is being recorded in the respective periods’ results of operations as a component of interest income (expense). At June 30, 2002, the fair value of the interest rate swaps was negative $0.8 million and the remaining unamortized fair value of the interest rate swaps included in accumulated other comprehensive loss was $0.3 million.

Note 5.  Inventories

       Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out (FIFO) method. The Company reserves for inventories that have no activity within one year, or are otherwise determined to be excess or obsolete. The classification of inventories, in thousands, was as follows:

	June 30,	December 31,
	2002	2001

Finished	$34,023	$45,821
In process	20,995	21,225
Raw materials	21,294	22,388

Gross inventories	76,312	89,434
Less inventory reserves	(16,151)	(18,147)

Net inventories	$60,161	$71,287

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

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

       The table below summarizes information about reportable segments, in thousands, for the three months ended June 30:

	Net	Gross
	Sales	Profit

2002
Semiconductor Components	$19,327	$2,254
Semiconductor Assembly	19,613	775
Advanced Materials	51,287	10,629

Consolidated total	$90,227	$13,658

2001
Semiconductor Components	$24,148	$378
Semiconductor Assembly	17,714	1,275
Advanced Materials	62,191	15,085

Consolidated total	$104,053	$16,738

       The table below summarizes information about reportable segments, in thousands, for the six months ended June 30:

	Net	Gross
	Sales	Profit

2002
Semiconductor Components	$36,359	$752
Semiconductor Assembly	30,158	1,020
Advanced Materials	98,242	19,145

Consolidated total	$164,759	$20,917

2001
Semiconductor Components	$76,658	$15,542
Semiconductor Assembly	42,684	3,480
Advanced Materials	130,425	31,146

Consolidated total	$249,767	$50,168

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

	Three Months
	Ended
	June 30,
	2002	2001

Weighted average shares outstanding—basic	11,058	10,608
Common stock equivalents	–	–

Weighted average shares outstanding—diluted	11,058	10,608

	Six Months Ended
	June 30,
	2002	2001

Weighted average shares outstanding—basic	10,867	10,584
Common stock equivalents	–	174

Weighted average shares outstanding—diluted	10,867	10,758

       The diluted share base for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 excludes 0.3 million, 0.2 million and 0.2 million, respectively, of incremental shares related to employee stock options, due to their antidilutive effect as a result of CoorsTek’s net loss. The diluted share base for the three and six months ended June 30, 2002 and 2001 excludes 0.1 million, 0.4 million, 0.5 million and 0.5 million, respectively, of incremental shares related to employee stock options and warrants, due to their antidilutive effect as a result of their exercise price.

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

     Litigation:  In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, the Company is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations. However, the outcome of any litigation is inherently uncertain and even if such litigation is resolved in the Company’s favor it may result in diversion of management attention and significant legal costs.

     Environmental matters:

       The site of one of CoorsTek’s former subsidiaries was the subject of a Colorado state compliance order for clean up of soil and ground water contamination that occurred prior to the time the Company purchased and subsequently sold the subsidiary. Although CoorsTek does not believe it is responsible for the contamination or the clean up, the Company agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. CoorsTek will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. The Company does not have a firm estimate of the total potential clean up costs. Based on site specific information, CoorsTek believes that the total remediation cost will be in excess of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the State of Colorado reach final agreement on clean up standards and long term monitoring and reporting requirements. Based on these facts, the Company

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

previously provided $0.2 million for its estimated portion of the costs, of which $0.1 million is accrued in other current liabilities as of June 30, 2002.

       A Unilateral Administrative Order issued by the Environmental Protection Agency, or the EPA, relating to the Rocky Flats Industrial Park Site has been negotiated and signed by all parties participating in the Rocky Flats Industrial Park group, including CoorsTek. Under the EPA order, the Rocky Flats group performed an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA selected a remedy consisting of removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. The Company previously provided $0.4 million for its estimated portion of the costs, all of which is accrued in other current liabilities as of June 30, 2002.

       As reported in prior filings, some of CoorsTek’s facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on management’s investigations, CoorsTek does not believe that any liability with respect to these sites will have a material adverse effect on its financial condition or results of operations. For example, prior to the Company’s acquisition of its Chattanooga, Tennessee property, contamination was discovered on the property. One of the property’s prior owners is remediating the property pursuant to a government order. Nevertheless, there can be no assurance that CoorsTek will not become subject to some costs regarding this matter, but the Company does not anticipate the costs, if any, will be material to its financial condition or results of operations.

Note 9.  Related Party

       Mark and David Bernhard, former employees of CoorsTek, sold all of the outstanding CoorsTek warrants held by them to an unrelated party. CoorsTek originally issued the warrants to the Bernhards as part of the Precision Technologies acquisition on March 12, 1999. The warrants give the holder the right to purchase 168,768 shares of CoorsTek common stock at $22.22 per share. The warrants have subsequently been transferred to another unrelated party and, after giving effect to the antidilution provisions of the warrants as a result of the follow-on common stock offering, the warrants now give the holder the right to purchase 170,768 shares of CoorsTek common stock at $22.22 per share.

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

       Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in October 2001. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek’s financial statements for the year ending December 31, 2002. The adoption of this statement did not have a significant impact on CoorsTek’s results of operations, financial position or cash flows.

       Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in May 2002. SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. CoorsTek has elected to adopt this statement early effective January 1, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

Note 11.  Income Taxes

       At December 31, 2001, the Company had net operating loss carryforwards of approximately $38.1 million that begin to expire in 2021. At December 31, 2001, the Company had alternative minimum tax net operating loss carryforwards of approximately $34.7 million that begin to expire in 2021. A valuation allowance has not been provided for the Company’s net deferred tax assets at this time because it is more likely than not that such benefits will be utilized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

       We are a leading designer and manufacturer of components and assemblies for semiconductor capital equipment as well as for the automotive, electronics, industrial, telecommunications and other markets. During our 91-year history, we have developed core competencies in the design, engineering and manufacturing of critical components made from advanced materials, as well as supply chain management and final assembly of complex systems. We use precision-machined metals, technical ceramics, engineering plastics and high-purity fused quartz to design solutions that enable our customers’ products to overcome technological barriers and enhance performance. We offer a full range of services from initial prototype design to volume manufacturing, outsourced assembly, worldwide distribution and customer support.

       We recognize revenue when our products are shipped or our services have been rendered. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers’ representatives and distributors located throughout North America, Europe and Asia. Our sales personnel, many with engineering expertise, receive substantial technical assistance from our design engineers because of the highly technical nature of our products. Initial sales are typically the result of a multi-level sales effort that involves senior management, design engineers and our sales personnel interacting with our customers’ decision-makers throughout the product development and purchasing processes.

       We have three reportable segments: Semiconductor Components, Semiconductor Assembly and Advanced Materials. In our Semiconductor Components segment, we manufacture precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components for use in the semiconductor capital equipment industry. In our Semiconductor Assembly segment, we serve the semiconductor capital equipment industry with clean room assembly services for complex systems by integrating precision-machined metal, technical ceramic, engineering plastic and high-purity fused quartz components. In our Advanced Materials segment, we produce primarily ceramic products that are used outside the semiconductor industry.

       The table below summarizes information about reportable segments, in thousands, for the three months ended June 30:

	Net	Gross
	Sales	Profit

2002
Semiconductor Components	$19,327	$2,254
Semiconductor Assembly	19,613	775
Advanced Materials	51,287	10,629

Consolidated total	$90,227	$13,658

2001
Semiconductor Components	$24,148	$378
Semiconductor Assembly	17,714	1,275
Advanced Materials	62,191	15,085

Consolidated total	$104,053	$16,738

       The table below summarizes information about reportable segments, in thousands, for the six months ended June 30:

	Net	Gross
	Sales	Profit

2002
Semiconductor Components	$36,359	$752
Semiconductor Assembly	30,158	1,020
Advanced Materials	98,242	19,145

Consolidated total	$164,759	$20,917

2001
Semiconductor Components	$76,658	$15,542
Semiconductor Assembly	42,684	3,480
Advanced Materials	130,425	31,146

Consolidated total	$249,767	$50,168

     Results of Operations for the Three Months Ended June 30, 2002 and June 30, 2001

       Net sales. Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the second quarter of 2002 were $90.2 million, a decrease of $13.9 million, or 13.4%, from net sales of $104.1 million for the second quarter of 2001. This decrease in net sales was attributable generally to poor economic conditions that began in early 2001 and continued through the second quarter of 2002, and particularly to continued low demand for semiconductor capital equipment and telecommunications equipment. The economic conditions adversely affected sales in our Semiconductor Components and Advanced Materials segments, partially offset by a modest increase in sales in our Semiconductor Assembly segment.

       Our Semiconductor Components segment net sales for the second quarter of 2002 of $19.3 million decreased $4.8 million, or 19.9%, from $24.1 million for the second quarter of 2001. Our Semiconductor Assembly segment net sales for the second quarter of 2002 of $19.6 million increased $1.9 million, or 10.7%, compared with net sales for the second quarter of 2001 of $17.7 million. The increase in Semiconductor Assembly net sales was a result of the continued trend of semiconductor capital equipment manufacturers outsourcing their manufacturing operations. This outsourcing trend utilizes our semiconductor assembly services. Therefore, our Semiconductor Assembly net sales increased in the second quarter of 2002 compared to second quarter of 2001, even though overall demand for semiconductor capital equipment was lower. Our total net sales for the two semiconductor segments decreased $2.9 million in the second quarter of 2002 from the second quarter of 2001. The decrease in our semiconductor sales was due to lower worldwide demand in the semiconductor industry, which has been historically cyclical. This resulted in a decline in demand for semiconductor capital equipment for the second quarter of 2002 compared with the second quarter of 2001.

       Our Advanced Materials segment net sales for the second quarter of 2002 of $51.3 million decreased $10.9 million, or 17.5%, from $62.2 million for the second quarter of 2001. This decrease was primarily attributable to general economic weakness for the second quarter of 2002 compared with the second quarter of 2001, including particularly low demand in the telecommunications industry.

       The semiconductor capital equipment market accounted for approximately 43% of our net sales for the second quarter of 2002 compared with 40% of our net sales for the second quarter of 2001. One customer, Applied Materials, accounted for approximately 32% and 31% of our net sales for the second quarter of 2002 and 2001, respectively. Applied Materials accounted for approximately 54% and 59% of our Semiconductor Components segment net sales for the second quarter of 2002 and 2001, respectively. Applied Materials accounted for approximately 95% and 100% of our Semiconductor Assembly segment net sales for the second quarter of 2002 and 2001, respectively.

       Cost of goods sold and gross profit. Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Our gross profit for the second quarter of 2002 was $13.7 million, a decrease of $3.0 million, or 18.0%, from $16.7 million for the second quarter of 2001. Consolidated gross margin decreased to 15.1% in the second quarter of 2002 from 16.1% in the second quarter of 2001.

       Gross profit for our Semiconductor Components segment for the second quarter of 2002 was $2.3 million, an increase of $1.9 million, or 475.0%, from $0.4 million for the second quarter of 2001. The increase in gross profit was a result of our cost reduction measures taken in second quarter of 2001 in response to the lower demand for semiconductor capital equipment. In addition, the second quarter of 2001 was negatively impacted by severance charges incurred due to a reduction in workforce. Gross profit for our Semiconductor Assembly segment for the second quarter of 2002 was $0.8 million, a decrease of $0.5 million, or 38.5%, from $1.3 million for the second quarter of 2001. The decrease in gross profit is a result of the underutilization of capacity (including capacity we added in our semiconductor assembly operations since the second quarter of 2001) during the second quarter of 2002 compared to the second quarter of 2001.

       Gross profit for our Advanced Materials segment for the second quarter of 2002 was $10.6 million, a decrease of $4.5 million, or 29.8%, from $15.1 million for the second quarter of 2001. The decrease in gross profit was mostly attributed to the decrease in sales and production volumes for the second quarter of 2002, which resulted in lower capacity utilization and the resulting underabsorption of manufacturing overhead.

       Research and development expenses. Research and development expenses consist primarily of expenses for research and development salaries and supplies. Our research and development expenses for the second quarter of 2002 were $2.7 million, a decrease of $0.4 million, or 12.9%, from $3.1 million for the second quarter of 2001. Our research and development expenses as a percentage of net sales remained consistent at approximately 3.0% for the second quarters of 2002 and 2001.

       Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of expenses for sales salaries and commissions, accounting, information technology, executive management compensation, legal, risk management, treasury and certain other corporate overhead costs. Our selling, general and administrative expenses for the second quarter of 2002 were $12.1 million, a decrease of $2.3 million, or 16.0%, from $14.4 million for the second quarter of 2001. Our selling, general and administrative expenses as a percentage of net sales decreased to 13.4% for the second quarter of 2002 from 13.8% for the second quarter of 2001. The dollar and percentage decrease in selling, general and administrative expenses were primarily related to lower sales expenses as a result of the lower sales volume and lower general and administrative expenses resulting from cost reductions. In addition, selling, general and administrative expenses were lower due to the elimination of goodwill amortization for the second quarter of 2002 compared with $0.7 million in goodwill amortization for the second quarter of 2001. This change in goodwill amortization was a result of the adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill.

       Retirement plan curtailment expense, net. During the second quarter of 2001, we froze our pension and retiree medical plans effective December 31, 2001. As a result of this decision, we recorded a net $5.7 million curtailment charge in the second quarter of 2001.

       Operating income (loss). For the second quarter of 2002, we had an operating loss of $1.2 million compared with an operating loss of $6.4 million for the second quarter of 2001. The decrease in the operating loss was largely due to the retirement plan curtailment charge recorded in the second quarter of 2001.

       Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Net interest expense was $2.3 million the second quarters of both 2002 and 2001.

       Income tax expense (benefit). For the second quarter of 2002, we had an income tax benefit of $1.3 million compared with an income tax benefit of $3.2 million for the second quarter of 2001. Our consolidated effective tax rate was 36.5% for the second quarter of 2002 and 2001.

     Results of Operations for the Six Months Ended June 30, 2002 and June 30, 2001

       Net sales. Net sales for the six months ended June 30, 2002 were $164.8 million, a decrease of $85.0 million, or 34.0%, from net sales of $249.8 million for the six months ended June 30, 2001. This decrease in net sales was attributable generally to poor economic conditions that began in early 2001 and continued through the six months ended June 30, 2002 and particularly to continued low demand for semiconductor capital equipment and telecommunications equipment. The economic conditions adversely affected sales in each of our three reportable segments.

       Our Semiconductor Components segment net sales for the six months ended June 30, 2002 of $36.4 million decreased $40.3 million, or 52.5%, from $76.7 million for the six months ended June 30, 2001. Our Semiconductor Assembly segment net sales for the six months ended June 30, 2002 of $30.2 million decreased $12.5 million, or 29.3%, compared with net sales for the six months ended June 30, 2001 of $42.7 million. The decreases in our net sales in our two semiconductor segments were a result of lower worldwide demand in the semiconductor industry. This resulted in a decline in demand for semiconductor capital equipment for the six months ended June 30, 2002 compared with the six months ended June 30, 2001.

       Our Advanced Materials segment net sales for the six months ended June 30, 2002 of $98.2 million decreased $32.2 million, or 24.7%, from $130.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to the lower demand across most all product lines served by this segment due to the general economic weakness for the six months ended June 30, 2002 compared with the six months ended June 30, 2001, including particularly low demand in the telecommunications industry.

       The semiconductor capital equipment market accounted for approximately 40% of our net sales for the six months ended June 30, 2002 compared with 48% of our net sales for the six months ended June 30, 2001. One customer, Applied Materials, accounted for approximately 28% and 38% of our net sales for the six months ended June 30, 2002 and 2001, respectively. Applied Materials accounted for approximately 51% and 68% of our Semiconductor Components segment net sales for the six months ended June 30, 2002 and 2001, respectively. Applied Materials accounted for approximately 94% and 99% of our Semiconductor Assembly segment net sales for the six months ended June 30, 2002 and 2001, respectively.

       Cost of goods sold and gross profit. Our gross profit for the six months ended June 30, 2002 was $20.9 million, a decrease of $29.3 million, or 58.4%, from $50.2 million for the six months ended June 30, 2001. Consolidated gross margin decreased to 12.7% in the six months ended June 30, 2002 from 20.1% in the six months ended June 30, 2001.

       Gross profit for our Semiconductor Components segment for the six months ended June 30, 2002 was $0.8 million, a decrease of $14.7 million, or 94.8%, from $15.5 million for the six months ended June 30, 2001. Gross profit for our Semiconductor Assembly segment for the six months ended June 30, 2002 was $1.0 million, a decrease of $2.5 million, or 71.4%, from $3.5 million for the six months ended June 30, 2001. The decrease in the gross profit was a result of the significantly lower demand in the semiconductor capital equipment industry for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This lower demand caused the underutilization of fixed manufacturing costs resulting in lower gross profit for these segments.

       Gross profit for our Advanced Materials segment for the six months ended June 30, 2002 was $19.1 million, a decrease of $12.0 million, or 38.6%, from $31.1 million for the six months ended June 30, 2001. The decrease in our gross profit was mostly attributed to the decrease in sales and production volumes for the six months ended June 30, 2002, which resulted in lower capacity utilization and the resulting underabsorption of manufacturing overhead.

       Research and development expenses. Our research and development expenses for the six months ended June 30, 2002 were $5.1 million, a decrease of $0.9 million, or 15.0%, from $6.0 million for the six months ended June 30, 2001. The decrease in research and development expenses is due to the reduced funding for these expenses in response to the reduction in sales between periods.

       Selling, general and administrative expenses.  Our selling, general and administrative expenses for the six months ended June 30, 2002 were $22.6 million, a decrease of $7.7 million, or 25.4%, from $30.3 million for the six months ended June 30, 2001. Our selling, general and administrative expenses as a percentage of net sales increased to 13.7% for the six months ended June 30, 2002 from 12.1% for the six months ended June 30, 2001. The dollar decrease in selling, general and administrative expenses was primarily related to lower sales expenses as a result of the lower sales volume and lower general and administrative expenses resulting from cost reductions. In addition, selling, general and administrative expenses were lower due to the elimination of goodwill amortization for the six months ended June 30, 2002 compared with $1.4 million in goodwill amortization for the six months ended June 30, 2001. This change in goodwill amortization was a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, which no longer requires the amortization of goodwill.

       Retirement plan curtailment expense, net. During the six months ended June 30, 2001, we froze our pension and retiree medical plans effective December 31, 2001. As a result of this decision, we recorded a net $5.7 million curtailment charge.

       Operating income (loss). For the six months ended June 30, 2002, we had an operating loss of $6.7 million compared with operating income of $8.1 million for the six months ended June 30, 2001. The change in operating results was due to the reduction in sales and gross profit as discussed above.

       Interest expense, net. Interest expense, net, consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Net interest expense was $4.4 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively.

       Income tax expense (benefit). For the six months ended June 30, 2002, we had an income tax benefit of $4.1 million compared with income tax expense of $1.3 million for the six months ended June 30, 2001. Our consolidated effective tax rate was 36.5% for the six months ended June 30, 2002 and 2001.

       Cumulative effect of change in accounting principles, net of tax.  During the second quarter of 2002, we recorded a $13.2 million loss, net of tax, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. The goodwill impairment loss is primarily due to the prolonged weakness in the end markets that we serve.

Liquidity and Capital Resources

       Our liquidity is generated by both internal and external sources including funds provided by operating activities, equity offerings, short- and long-term borrowings and operating leases. Our liquidity is used to fund short-term working capital requirements, capital expenditures and principal and interest payments on debt. We manage our cash balances and short-term borrowings to minimize interest expense and maintain adequate liquidity.

       For the six months ended June 30, 2002, our cash increased by $38.7 million primarily as a result of the issuance of one million shares of our common stock in a follow-on offering on May 23, 2002. We received net proceeds of $31.3 million from the sale of the shares at a public offering price of $33 per share, after deducting underwriting discounts and commissions and expenses. We intend to use the net proceeds of this offering to fund our operations, for working capital and for other general corporate purposes. Additionally, our cash increased due to a reduction in our inventory and an increase in our accounts payable offset by increases in our accounts receivable and decreases in our accrued expenses. Cash payments for capital expenditures partially offset this increase from working capital.

       We have outstanding a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC. Golden Heritage is a related party to CoorsTek, as it is controlled through various trusts established for the benefit of members of the Coors family, including John K. Coors, our Chairman, President and CEO, William K. Coors, our Director Emeritus, and Joseph Coors, Jr., our former Chairman and CEO and beneficial owner of more than 5% of our common stock. Additionally, John K. Coors, William K. Coors and Joseph Coors, Jr. are trustees of certain of these Coors family trusts. As of June 30, 2002, the Coors family (including these trusts) owned 27.5% of the outstanding shares of our common stock. John K. Coors abstained from our board’s vote on this transaction, and William K. Coors did not participate in the board meetings at which this transaction was considered or approved. We can prepay the note at par value any time during its term and the entire principal amount is due on July 25, 2011.

       We have a $60.0 million, three-year, senior secured revolving credit facility with the Bank of America, N.A. If necessary, this facility will be used to fund working capital, capital expenditures and acquisitions. Our inventory, accounts and cash are pledged as security under our bank credit facility. Our ability to borrow under the credit facility, and consequently our liquidity, are based on the amount of eligible accounts receivable and inventory. Eligibility of our accounts receivable is affected by factors such as customer concentration, foreign receivables and slow-paying accounts. Eligibility of our inventory is affected by factors such as the exclusion of inventory without a standing order and work-in-process inventory and customer concentration. At June 30, 2002, given the eligibility of our accounts and inventory, the amount available to us for borrowing under the credit facility was $27.8 million.

       We pay commitment fees of 0.375% on the unused borrowings under the credit facility. The interest rate charged on the credit facility is based on a spread above LIBOR and varies based on the amount of eligible accounts receivable and inventory. As of June 30, 2002, there were no borrowings outstanding under the credit facility and the interest rate was LIBOR plus 2.75%.

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

       Capital expenditures for the six months ended June 30, 2002 and 2001 were $13.6 million and $16.9 million, respectively. For the six months ended June 30, 2002, our capital expenditures primarily included the buy-out of certain operating leases for computerized manufacturing equipment in our Semiconductor Components segment and the funding of computer software and systems.

       On December 31, 2001, we recorded a minimum pension liability adjustment, net of tax, of $20.3 under our frozen defined benefit plan largely attributable to the decline in global financial markets experienced during 2001. The minimum pension benefit liability is the difference between the pension liability for the cost of funding future pension obligations and the fair market value of the pension plan assets at year end. The pension liability for the cost of funding future pension benefit obligations is based on several factors including market performance of the assets maintained in the plan, participant eligibility and actuarial studies. In certain circumstances (as was the case in 2001), we are required to recognize a minimum pension liability on our year end balance sheet, and in other cases, to provide additional funding to the plan. While it is difficult to predict, we may be required to record an additional minimum pension liability at year end 2002 or subsequent years.

New Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” which requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for our financial statements for the year ending December 31, 2003. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

       In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for our financial statements for the year ending December 31, 2002. The adoption of this statement did not have a significant impact on our results of operations, financial position or cash flows.

       In May, 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Leases,” to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have elected to adopt this statement early effective January 1, 2002. We do not believe adoption of this statement materially impacts our results of operations, financial position or cash flows.

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

       We are currently subject to interest rate risk on our interest rate swaps. In September 2000, we entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our former credit facility. In January 2001, we hedged an additional portion of our exposure to interest rate fluctuations with another $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. In July 2001, we issued a senior unsecured subordinated note to Golden Heritage LLC, which was used to repay all of the outstanding debt under our former credit facility. As a result of the prepayment, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. We may experience increases or decreases in interest expense that may materially impact financial results as interest rates fluctuate and any changes in fair value of the interest rate swaps are reflected in current operations. At June 30, 2002, the fair value of the interest rate swaps was negative $0.8 million.

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

Factors That May Affect Future Results

       Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Our future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, our ability to execute our marketing plans, our ability to maintain or increase sales to existing customers and capture new business, our ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. Our ability to achieve our business strategy is also dependent upon securing adequate financing. We derive a significant percentage of our net sales from a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. Our ability to increase revenues and operating income is dependent upon continuing our success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunications, automotive and electronics and other factors. Our ability to successfully build our assembly business is dependent on our ability to continue to provide quality and timely manufacturing, innovation and service to our customers. Our ability to attract and retain employees at all levels of the organization could also materially impact our future results, performance or financial condition. You are encouraged to read the more detailed discussions of risks and uncertainties contained in our Registration Statement on Form S-3 (No. 333-87596), as amended, and our annual report on Form 10-K for the year ended December 31, 2001, both filed with the Securities and Exchange Commission, which are available online, free of charge, on the Commission’s website at www.sec.gov.

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings

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

       As reported in prior filings, some of our facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on our investigations, we do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or results of operations. For example, prior to our acquisition of our Chattanooga, Tennessee property, contamination was discovered on the property. One of the property’s prior owners is remediating the property pursuant to a government order. Nevertheless, there can be no assurance that we will not become subject to some costs regarding this matter, but we do not anticipate the costs, if any, will be material to our financial condition or results of operations.

       In addition, we have received demands or requests for information relating to alleged contamination of various properties we currently own or formerly owned, or to which we allegedly shipped waste. We do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or results of operations.

Other Matters

       In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, we are vigorously defending ourselves. We do not believe that the outcome of these matters will have a material adverse effect on our financial condition or results of operations. However, the outcome of any litigation is inherently uncertain and even if such litigation is resolved in our favor it may result in diversion of management attention and significant legal costs.

Item 4.   Submission of Matters to a Vote of Security Holders

       The following matters were submitted to a vote of stockholders of CoorsTek at the Annual Meeting of Stockholders held May 7, 2002:

(a) The following members were elected to the Board of Directors as Class I directors to hold office for a three-year term expiring at the Annual Meeting of Stockholders held in 2005:

Nominee	Shares Voted For	Shares Withheld
W. J. Kitchen	9,554,150	41,613
Robert L. Smialek	9,554,058	41,705

The following table identifies for each director whose term of office continued after the meeting of stockholders the class of such director and the year that such director’s term expires:

Director	Class	Term Expires *
John E. Glancy	Class II	2003
John Markle, III	Class II	2003
John K. Coors	Class III	2004
Donald E. Miller	Class III	2004
Kimberly S. Patmore	Class III	2004
W. J. Kitchen	Class I	2005
Robert L. Smialek	Class I	2005

* Terms expire at the Annual Meeting of Stockholders in the years indicated.

(b) The CoorsTek board of directors selected PricewaterhouseCoopers LLP as CoorsTek’s independent auditors for the fiscal year ended December 31, 2002. A proposal to ratify the board’s selection was submitted to our stockholders. This proposal was approved by a vote of 9,485,665 in favor, 100,229 against and 9,869 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

All other items of this report are inapplicable.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	COORSTEK, INC.

	By:	/s/ JOHN K. COORS

John K. Coors
Chairman, Chief Executive Officer
and President

Date: August 13, 2002	By:	/s/ JOSEPH G. WARREN, JR.

Joseph G. Warren, Treasurer
and Secretary
(Principal and Chief Accounting Officer)