Form 10-Q
period 2002-09-30
COORSTEK INC
filed 2002-10-30
CIK 1095603

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Yes ☒        No ☐

        There were 11,736,760 shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 25, 2002.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COORSTEK, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$99,571	$80,562	$264,330	$330,329
Cost of goods sold	82,856	72,927	226,698	272,526

Gross profit	16,715	7,635	37,632	57,803
Research and development	2,772	2,408	7,857	8,436
Selling, general and administrative	11,270	12,599	33,822	42,938
Retirement plan curtailment expense	—	—	—	5,679
Asset impairment charge	—	1,436	—	1,436

Operating income (loss)	2,673	(8,808)	(4,047)	(686)
Interest expense, net	1,996	3,024	6,383	7,532

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	677	(11,832)	(10,430)	(8,218)
Income tax expense (benefit)	246	(4,319)	(3,808)	(3,000)

Income (loss) before extraordinary loss and change in accounting principle	431	(7,513)	(6,622)	(5,218)
Loss on debt extinguishment, net of tax	—	(636)	—	(636)

Income (loss) before cumulative effect of change in accounting principle	431	(8,149)	(6,622)	(5,854)
Cumulative effect of change in accounting principle, net of tax	—	—	(13,243)	—

Net income (loss)	$431	$(8,149)	$(19,865)	$(5,854)

See Notes to Consolidated Financial Statements.

COORSTEK, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In thousands, except per share data)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss) per basic share of common stock:
Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$0.04	$(0.71)	$(0.59)	$(0.49)
Loss on debt extinguishment, net of tax	—	(0.06)		(0.06)
Cumulative effect of change in accounting principle, net of tax	—	—	(1.19)	—

Net income (loss) per basic share of common stock	$0.04	$(0.77)	$(1.78)	$(0.55)

Net income (loss) per diluted share of common stock:
Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$0.04	$(0.71)	$(0.59)	$(0.49)
Loss on debt extinguishment, net of tax		(0.06)		(0.06)
Cumulative effect of change in accounting principle, net of tax	—	—	(1.19)	—

Net income (loss) per diluted share of common stock	$0.04	$(0.77)	$(1.78)	$(0.55)

Weighted average shares outstanding—basic	11,735	10,643	11,159	10,604

Weighted average shares outstanding—diluted	11,753	10,643	11,159	10,604

See Notes to Consolidated Financial Statements.

COORSTEK, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$431	$(8,149)	$(19,865)	$(5,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	(130)	(131)	448	92
Interest rate swaps	265	(426)	795	(1,106)

Comprehensive income (loss)	$566	$(8,706)	$(18,622)	$(6,868)

See Notes to Consolidated Financial Statements.

COORSTEK, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$53,686	$11,684
Accounts receivable, less allowance for doubtful accounts of $871 in 2002 and $1,731 in 2001	39,766	35,829
Inventories, net	61,708	71,287
Other assets	15,393	21,287

Total current assets	170,553	140,087
Properties, less accumulated depreciation of $218,581 in 2002 and $203,408 in 2001	150,297	150,514
Goodwill, less accumulated amortization of $8,864 in 2002 and 2001	19,385	39,385
Other noncurrent assets	44,183	28,266

Total assets	$384,418	$358,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$3,378	$2,675
Accounts payable	24,036	8,075
Other current liabilities	29,578	24,971

Total current liabilities	56,992	35,721
Note payable—related party	100,000	100,000
Long-term debt	933	3,656
Accrued postretirement benefits	14,896	15,381
Accrued pension benefits	32,826	37,244
Other long-term liabilities	701	1,919

Total liabilities	206,348	193,921

Stockholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 11,736,760 and 10,666,747 shares issued and outstanding in 2002 and 2001, respectively	117	107
Paid-in capital	216,830	184,479
Paid-in capital—warrants	1,600	1,600
Retained earnings (accumulated deficit)	(19,340)	525
Accumulated other comprehensive loss	(21,137)	(22,380)

Total stockholders' equity	178,070	164,331

Total liabilities and stockholders' equity	$384,418	$358,252

See Notes to Consolidated Financial Statements.

COORSTEK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$(19,865)	$(5,854)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	16,855	18,260
Asset impairment charge	—	1,436
Loss on disposal of equipment	171	506
Cumulative effect of change in accounting principle, net of tax	13,243	—
Retirement plan curtailment expense	—	5,679
Change in current assets and current liabilities and other:
Accounts receivable	(3,937)	34,016
Inventories	9,579	6,356
Accounts payable	15,961	(18,142)
Other	(3,508)	(26,977)

Net cash provided by operating activities	28,499	15,280

Cash flows from investing activities:
Additions to properties	(9,076)	(22,373)
Purchase of properties previously leased	(7,762)	—
Acquisitions, net of cash acquired	—	(1,516)
Other	—	(58)

Net cash used in investing activities	(16,838)	(23,947)

Cash flows from financing activities:
Proceeds from issuance of debt	—	161,677
Payments on debt	(2,020)	(152,974)
Issuance of stock	32,361	2,047

Net cash provided by financing activities	30,341	10,750

Cash and cash equivalents:
Net increase in cash and cash equivalents	42,002	2,083
Balance at beginning of period	11,684	—

Balance at end of period	$53,686	$2,083

See Notes to Consolidated Financial Statements.

COORSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Basis of Presentation

        The financial statements included herein have been prepared by CoorsTek pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although CoorsTek believes that the disclosures included herein are adequate to make the information presented not misleading. A description of CoorsTek's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in CoorsTek's annual report on Form 10-K for the year ended December 31, 2001.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of CoorsTek as of September 30, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

        Under the transitional provisions of SFAS No. 142, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's reporting units used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its plastics business, reported in the Advanced Materials segment, and with its Semiconductor Components segment, was impaired due to economic downturns in their served markets. As a result, a charge of $13.2 million, net of taxes of $6.8 million, was recorded. The impairment loss accounting was treated as a cumulative effect of a change in accounting principle.

        The following table illustrates net income (loss) attributable to common stockholders as if SFAS No. 142 had been implemented on January 1, 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported income (loss) before extraordinary item attributable to common stockholders	$431	$(7,513)	$(19,865)	$(5,218)
Extraordinary item	—	(636)	—	(636)

Reported net income (loss) attributable to common stockholders	$431	$(8,149)	$(19,865)	$(5,854)
Goodwill impairment	—	—	13,243	—
Goodwill amortization, net of tax	—	470	—	1,395

Adjusted net income (loss) attributable to common stockholders	$431	$(7,679)	$(6,622)	$(4,459)

Earnings per share basic:
Reported income (loss) before extraordinary item attributable to common stockholders	$0.04	$(0.71)	$(1.78)	$(0.49)
Extraordinary item	—	(0.06)	—	(0.06)

Reported net income (loss) attributable to common stockholders	0.04	(0.77)	(1.78)	(0.55)
Goodwill impairment	—	—	1.19	—
Goodwill amortization, net of tax	—	0.04	—	0.13

Adjusted net income (loss) attributable to common stockholders	$0.04	$(0.72)	$(0.59)	$(0.42)

Earnings per share diluted:
Reported income (loss) before extraordinary item attributable to common stockholders	$0.04	$(0.71)	$(1.78)	$(0.49)
Extraordinary item	—	(0.06)	—	(0.06)

Reported net income (loss) attributable to common stockholders	0.04	(0.77)	(1.78)	(0.55)
Goodwill impairment	—	—	1.19	—
Goodwill amortization, net of tax	—	0.04	—	0.13

Adjusted net income (loss) attributable to common stockholders	$0.04	$(0.72)	$(0.59)	$(0.42)

        The changes in the carrying amount of goodwill, net of accumulated amortization, for the nine months ended September 30, 2002, in thousands, were:

	Semiconductor Components	Advanced Materials	Total
Balance at December 31, 2001	$27,247	$12,138	$39,385
Impairment loss related to the adoption of FAS 142 (pre-tax)	(19,000)	(1,000)	(20,000)

Balance at September 30, 2002	$8,247	$11,138	$19,385

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

        In September 2000, CoorsTek entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of its exposure to interest rate fluctuations related to its former credit facility. This swap expired in September 2002. In January 2001, CoorsTek entered into an additional $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%, to hedge an additional portion of the exposure to interest rate fluctuations related to its former credit facility. This swap expires in January 2003. Prior to July 25, 2001, the swaps were designated as hedge transactions and the fair value of the swaps of negative $1.3 million was recorded in accumulated other comprehensive loss. On July 25, 2001, CoorsTek issued a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note. CoorsTek used $98.9 million of the proceeds from the issuance of the note to repay all of the outstanding debt under the former credit facility. As a result of the prepayment of these amounts, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. Therefore, the fair value of the swaps as of the date of the repayment is being amortized from accumulated other comprehensive loss to interest expense over the original term of the swaps and any changes in the fair value of the swaps after the repayment is being recorded in the respective periods' results of operations as a component of interest income (expense). At September 30, 2002, the fair value of the remaining interest rate swap was negative $0.3 million and the unamortized fair value of the remaining interest rate swap included in accumulated other comprehensive loss was $0.05 million.

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

	September 30, 2002	December 31, 2001
Finished	$33,772	$45,821
In process	21,286	21,225
Raw materials	19,949	22,388

Gross inventories	75,007	89,434
Less inventory reserves	(13,299)	(18,147)

Net inventories	$61,708	$71,287

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

        The table below summarizes information about reportable segments, in thousands, for the three months ended September 30:

	Net Sales	Gross Profit (Loss)
2002
Semiconductor Components	$21,285	$3,006
Semiconductor Assembly	22,547	922
Advanced Materials	55,739	12,787

Consolidated total	$99,571	$16,715

2001
Semiconductor Components	$17,001	$(3,137)
Semiconductor Assembly	10,307	398
Advanced Materials	53,254	10,374

Consolidated total	$80,562	$7,635

        The table below summarizes information about reportable segments, in thousands, for the nine months ended September 30:

	Net Sales	Gross Profit
2002
Semiconductor Components	$57,644	$3,758
Semiconductor Assembly	52,705	1,942
Advanced Materials	153,981	31,932

Consolidated total	$264,330	$37,632

2001
Semiconductor Components	$93,659	$12,405
Semiconductor Assembly	52,991	3,878
Advanced Materials	183,679	41,520

Consolidated total	$330,329	$57,803

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

	Three Months Ended September 30,
	2002	2001
Weighted average shares outstanding—basic	11,735	10,643
Common stock equivalents	18	—

Weighted average shares outstanding—diluted	11,753	10,643

	Nine Months Ended September 30,
	2002	2001
Weighted average shares outstanding—basic	11,159	10,604
Common stock equivalents	—	—

Weighted average shares outstanding—diluted	11,159	10,604

        The diluted share base for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001 excludes 0.2 million, 0.2 million and 0.2 million, respectively, of incremental shares related to employee stock options, due to their antidilutive effect as a result of CoorsTek's net loss. The diluted share base for the three and nine months ended September 30, 2002 and 2001 excludes 1.6 million, 0.8 million, 0.7 million and 0.6 million, respectively, of incremental shares related to employee stock options and warrants, due to their antidilutive effect as a result of their exercise price.

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

        Litigation:    In the ordinary course of business, CoorsTek is subject to various pending claims, lawsuits and contingent liabilities. In each of these cases, the Company is vigorously defending itself. CoorsTek does not believe that the outcome of these matters will have a material adverse effect on its financial condition or results of operations. However, the outcome of any litigation is inherently uncertain and even if such litigation is resolved in the Company's favor it may result in diversion of management attention and significant legal costs.

        Environmental matters:    The site of one of CoorsTek's former subsidiaries was the subject of a Colorado state compliance order for clean up of soil and ground water contamination that occurred prior to the time the Company purchased and subsequently sold the subsidiary. Although CoorsTek does not believe it is responsible for the contamination or the clean up, the Company agreed to join a consortium of former owners of the site to jointly share in the cost of the clean up. CoorsTek will be responsible for 10% of any remediation costs in excess of $500,000 and 15% of any remediation costs in excess of $3.0 million. The Company does not have a firm estimate of the total potential clean up costs. Based on site specific information, CoorsTek believes that the total remediation cost will be in excess of $1.0 million and may ultimately be as much as $3.0 million. A reliable estimate of costs cannot be developed until the consortium of former owners and the State of Colorado reach final agreement on clean up standards and long term monitoring and reporting requirements. Based on these facts, the Company previously provided $0.2 million for its estimated portion of the costs, of which $0.1 million is accrued in other current liabilities as of September 30, 2002.

        A Unilateral Administrative Order issued by the Environmental Protection Agency, or the EPA, relating to the Rocky Flats Industrial Park Site has been negotiated and signed by all parties participating in the Rocky Flats Industrial Park group, including CoorsTek. Under the EPA order, the Rocky Flats group performed an Engineering Evaluation/Cost Analysis on the property, including investigation and sampling. The EPA selected a remedy consisting of removal of volatile organic compounds in the soil and groundwater, groundwater monitoring and institutional controls. The Company previously provided $0.4 million for its estimated portion of the costs, all of which is accrued in other current liabilities as of September 30, 2002.

        As reported in prior filings, some of CoorsTek's facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on management's investigations, CoorsTek does not believe that any liability with respect to these sites will have a material adverse effect on its financial condition or results of operations. For example, prior to the Company's acquisition of its Chattanooga, Tennessee property, contamination was discovered on the property. One of the property's prior owners is remediating the property pursuant to a government order. Nevertheless, there can be no assurance that CoorsTek will not become subject to some costs regarding this matter, but the Company does not anticipate the costs, if any, will be material to its financial condition or results of operations.

Note 9.    Related Party

        Mark and David Bernhard, former employees of CoorsTek, sold all of their outstanding CoorsTek warrants to an unrelated party. CoorsTek originally issued the warrants to the Bernhards as part of the

Precision Technologies acquisition on March 12, 1999. The warrants give the holder the right to purchase 168,768 shares of CoorsTek common stock at $22.22 per share. The warrants have subsequently been transferred to another unrelated party and, after giving effect to the antidilution provisions of the warrants as a result of the May 2002 follow-on common stock offering, the warrants now give the holder the right to purchase 170,768 shares of CoorsTek common stock at $22.22 per share.

Note 10.    New Accounting Pronouncements

        In August 2001, the Financial Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for CoorsTek's financial statements for the year ending December 31, 2003. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for CoorsTek's financial statements for the year ending December 31, 2002. The adoption of this statement did not have a significant impact on CoorsTek's results of operations, financial position or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. CoorsTek has elected to adopt this statement early effective January 1, 2002. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated by CoorsTek after December 31, 2002. CoorsTek does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Note 11.    Income Taxes

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $38.1 million that begin to expire in 2021. At December 31, 2001, the Company had alternative minimum tax net operating loss carryforwards of approximately $34.7 million that begin to expire in 2021. A valuation allowance has not been provided for the Company's net deferred tax assets at this time, because it is likely that such benefits will be utilized.

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

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. We sell products primarily to OEMs for incorporation into semiconductor capital equipment and other industrial applications. We generate sales through direct sales employees, manufacturers' representatives and distributors located throughout North America, Europe and Asia. Our sales personnel, many with engineering expertise, receive substantial technical assistance from our design engineers because of the highly technical nature of our products. Initial sales are typically the result of a multi-level sales effort that involves senior management, design engineers and our sales personnel interacting with our customers' decision-makers throughout the product development and purchasing processes.

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

        The table below summarizes information about reportable segments, in thousands, for the three months ended September 30:

	Net Sales	Gross Profit (Loss)
2002
Semiconductor Components	$21,285	$3,006
Semiconductor Assembly	22,547	922
Advanced Materials	55,739	12,787

Consolidated total	$99,571	$16,715

2001
Semiconductor Components	$17,001	$(3,137)
Semiconductor Assembly	10,307	398
Advanced Materials	53,254	10,374

Consolidated total	$80,562	$7,635

        The table below summarizes information about reportable segments, in thousands, for the nine months ended September 30:

	Net Sales	Gross Profit
2002
Semiconductor Components	$57,644	$3,758
Semiconductor Assembly	52,705	1,942
Advanced Materials	153,981	31,932

Consolidated total	$264,330	$37,632

2001
Semiconductor Components	$93,659	$12,405
Semiconductor Assembly	52,991	3,878
Advanced Materials	183,679	41,520

Consolidated total	$330,329	$57,803

  Results of Operations for the Three Months Ended September 30, 2002 and September 30, 2001

        Net sales.    Net sales consist of gross sales of components, assemblies and services, less discounts, allowances and returns. Net sales for the third quarter of 2002 were $99.6 million, an increase of $19.0 million, or 23.6%, from net sales of $80.6 million for the third quarter of 2001. This increase in net sales was attributable to improved demand for semiconductor capital equipment and the growth of our supply chain management services and assembly work for explosives detection systems.

        Our Semiconductor Components segment net sales for the third quarter 2002 of $21.3 million increased $4.3 million, or 25.3%, from $17.0 million for the third quarter of 2001. The increase in our Semiconductor Components segment net sales was due to higher worldwide demand in the semiconductor industry, which has been historically cyclical. During the last part of the third quarter of 2002, the demand for semiconductor capital equipment started to decline. Our Semiconductor Assembly segment net sales for the third quarter of 2002 of $22.5 million increased $12.2 million, or 118.4%, compared with net sales for the third quarter of 2001 of $10.3 million. The increase in the Semiconductor Assembly segment net sales was a result of improved market conditions in the semiconductor capital equipment market, as manufacturers increased production during the third quarter of 2002 and continued their trend of outsourcing manufacturing operations. Our Semiconductor Assembly segment has benefited from this trend.

        Our Advanced Materials segment net sales for the third quarter of 2002 of $55.7 million increased $2.4 million, or 4.5%, from $53.3 million for the third quarter of 2001. This increase was primarily attributable to a new customer relationship in 2002 in which we manage the supply chain of components and assemble machines that are used to detect explosives in checked airport baggage.

        The semiconductor capital equipment market accounted for approximately 44% of our net sales for the third quarter of 2002 compared with 34% of our net sales for the third quarter of 2001. One customer, Applied Materials, accounted for approximately 33% and 21% of our net sales for the third quarter of 2002 and 2001, respectively. Applied Materials accounted for approximately 56% and 42% of our Semiconductor Components segment net sales for the third quarter of 2002 and 2001, respectively and for approximately 91% and 94% of our Semiconductor Assembly segment net sales for the third quarter of 2002 and 2001, respectively.

        Cost of goods sold and gross profit.    Cost of goods sold consists primarily of expenses for manufacturing labor, raw materials and manufacturing overhead. Our gross profit for the third quarter of 2002 was $16.7 million, an increase of $9.1 million, or 119.7%, from $7.6 million for the third quarter of 2001. Consolidated gross margin increased to 16.8% in the third quarter of 2002 from 9.5% in the third quarter of 2001.

        Gross profit for our Semiconductor Components segment for the third quarter of 2002 was $3.0 million, an increase of $6.1 million from a loss of $3.1 million for the third quarter of 2001. Gross margin was 14.1% for the third quarter of 2002 compared with a negative 18.5% for the third quarter of 2001. The increase in gross profit and gross margin was primarily attributable to the increase in sales and production volumes for the third quarter of 2002, which resulted in higher capacity utilization and the resulting absorption of manufacturing overhead. Additionally, the third quarter of 2001 included severance costs which negatively impacted gross profit for the quarter.

        Gross profit for our Semiconductor Assembly segment for the third quarter of 2002 was $0.9 million, an increase of $0.5 million, or 125.0%, from $0.4 million for the third quarter of 2001. The increase in gross profit was a result of increased sales. Gross margin was 4.1% for the third quarter of 2002 compared with 3.9% for the third quarter of 2001.

        Gross profit for our Advanced Materials segment for the third quarter of 2002 was $12.8 million, an increase of $2.4 million, or 23.1%, from $10.4 million for the third quarter of 2001. Gross margin was 22.9% for the third quarter 2002 compared with 19.5% for the third quarter of 2001. The increase in gross profit and gross margin was primarily attributable to the increase in sales and production volumes for the third quarter of 2002, which resulted in higher capacity utilization and the higher absorption of manufacturing overhead. In addition, in 2001 we ceased operations with lower capacity utilization in Chattanooga, Tennessee and Sonora, Mexico.

        Research and development expenses.    Research and development expenses consist primarily of expenses for research and development salaries and supplies. Our research and development expenses for the third quarter of 2002 were $2.8 million, an increase of $0.4 million, or 16.7%, from $2.4 million for the third quarter of 2001. Our research and development expenses as a percentage of net sales decreased to 2.8% for the third quarter of 2002 compared with 3.0% for the third quarter of 2001.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of expenses for sales salaries and commissions, accounting, information technology, executive management compensation, legal, risk management, treasury and certain other corporate overhead costs. Our selling, general and administrative expenses for the third quarter of 2002 were $11.3 million, a decrease of $1.3 million, or 10.3%, from $12.6 million for the third quarter of 2001. Our selling, general and administrative expenses as a percentage of net sales decreased to 11.3% for the third quarter of 2002 from 15.6% for the third quarter of 2001. The dollar and percentage decrease in selling, general and administrative expenses were primarily related to lower labor and sales expenses resulting from cost reductions. In addition, selling, general and administrative expenses were lower due to the elimination of goodwill amortization for the third quarter of 2002 compared with $0.7 million in goodwill amortization for the third quarter of 2001. This change in goodwill amortization was a result of the adoption by the Financial Accounting Standards Board ("FASB") of Statement of Financial Accounting Standards ("SFAS") No. 142, which no longer requires the amortization of goodwill.

        Asset impairment charge.    During the third quarter of 2001, we decided to sell the assets of our Chattanooga, Tennessee manufacturing facility. As a result, we wrote down the carrying value of the assets to be sold by $1.4 million.

        Operating income (loss).    For the third quarter of 2002, our operating income was $2.7 million compared with an operating loss of $8.8 million for the third quarter of 2001. The increase in the operating income was primarily due to the increase in the gross profit, the decrease the selling, general and administrative expenses and the impact of the 2001 asset impairment charge described above.

        Interest expense, net.    Net interest expense consisted primarily of interest expense associated with our debt instruments and interest rate swaps. For the third quarter of 2002, our net interest expense was $2.0 million compared with net interest expense of $3.0 million for the third quarter of 2001. The decrease in net interest expense was primarily due to a decrease in expense related to interest rate swaps of $0.7 million, the capitalization of interest related to enterprise resource planning software of $0.2 million and an increase in interest income of $0.1 million. The increase in interest income was due to higher average cash balances for the third quarter of 2002 compared with the third quarter of 2001, primarily a result of the $31.3 million proceeds from a follow-on common stock offering during May 2002.

        Income tax expense (benefit).    For the third quarter of 2002, our income tax expense of $0.2 million compared with an income tax benefit of $4.3 million for the third quarter of 2001. Our consolidated effective tax rate was 36.3% for the third quarter of 2002 and 36.5% for the third quarter of 2001.

        Extraordinary loss.    We recorded an extraordinary loss of $0.6 million, net of tax of $0.4 million, during the third quarter of 2001. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $98.9 million credit facility repayment from the proceeds of our senior note.

  Results of Operations for the Nine Months Ended September 30, 2002 and September 30, 2001

        Net sales.    Net sales for the nine months ended September 30, 2002 were $264.3 million, a decrease of $66.0 million, or 20.0%, from net sales of $330.3 million for the nine months ended September 30, 2001. This decrease in net sales was attributable generally to poor economic conditions that began in early 2001 and continued through the nine months ended September 30, 2002 and particularly to continued low demand for semiconductor capital equipment and telecommunications equipment. The economic conditions adversely affected sales in all of our segments.

        Our Semiconductor Components segment net sales for the nine months ended September 30, 2002 of $57.6 million decreased $36.1 million, or 38.5%, from $93.7 million for the nine months ended September 30, 2001. Our Semiconductor Assembly segment net sales for the nine months ended September 30, 2002 of $52.7 million decreased $0.3 million, or 0.6%, compared with net sales for the nine months ended September 30, 2001 of $53.0 million. The decreases in our net sales in our two semiconductor segments were a result of lower worldwide demand in the semiconductor industry in spite of the temporary upturn experienced in the third quarter of 2002. This resulted in a decline in demand for semiconductor capital equipment for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001.

        Our Advanced Materials segment net sales for the nine months ended September 30, 2002 of $154.0 million decreased $29.7 million, or 16.2%, from $183.7 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a general weakness in the economy that resulted in lower demand across most product lines served by this segment, including particularly low demand in the telecommunications industry.

        The semiconductor capital equipment market accounted for approximately 42% of our net sales for the nine months ended September 30, 2002 compared with 44% of our net sales for the nine months ended September 30, 2001. One customer, Applied Materials, accounted for approximately 30% and 34% of our net sales for the nine months ended September 30, 2002 and 2001, respectively. Applied Materials accounted for approximately 53% and 63% of our Semiconductor Components segment net sales for the nine months ended September 30, 2002 and 2001, respectively and for approximately 93% and 98% of our Semiconductor Assembly segment net sales for the nine months ended September 30, 2002 and 2001, respectively.

        Cost of goods sold and gross profit.    Our gross profit for the nine months ended September 30, 2002 was $37.6 million, a decrease of $20.2 million, or 34.9%, from $57.8 million for the nine months ended September 30, 2001. Consolidated gross margin decreased to 14.2% in the nine months ended September 30, 2002 from 17.5% in the nine months ended September 30, 2001.

        Gross profit for our Semiconductor Components segment for the nine months ended September 30, 2002 was $3.8 million, a decrease of $8.6 million, or 69.4%, from $12.4 million for the nine months ended September 30, 2001. Gross margin was 6.5% for the nine months ended September 30, 2002 compared with 13.2% for the nine months ended September 30, 2001. The decrease in the gross profit and gross margin was a result of the significantly lower demand in the semiconductor capital equipment industry for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. This lower demand caused the underutilization of fixed manufacturing costs, which resulted in lower gross profit for this segment.

        Gross profit for our Semiconductor Assembly segment for the nine months ended September 30, 2002 was $1.9 million, a decrease of $2.0 million, or 51.3%, from $3.9 million for the nine months ended September 30, 2001. Gross margin was 3.7% for the nine months ended September 30, 2002 compared with 7.3% for the nine months ended September 30, 2001. The decrease in gross profit and gross margin was a result of additional costs to procure new business for this segment.

        Gross profit for our Advanced Materials segment for the nine months ended September 30, 2002 was $31.9 million, a decrease of $9.6 million, or 23.1%, from $41.5 million for the nine months ended September 30, 2001. Gross margin was 20.7% for the nine months ended September 30, 2002 compared with 22.6% for the nine months ended September 30, 2001. The decrease in our gross profit and gross margin was mostly attributed to the decrease in sales and production volumes for the nine months ended September 30, 2002, which resulted in excess capacity and under absorption of manufacturing overhead.

        Research and development expenses.    Our research and development expenses for the nine months ended September 30, 2002 were $7.9 million, a decrease of $0.5 million, or 6.0%, from $8.4 million for the nine months ended September 30, 2001. The decrease in research and development expenses is due to the reduced funding for these expenses in response to the reduction in sales between periods.

        Selling, general and administrative expenses.    Our selling, general and administrative expenses for the nine months ended September 30, 2002 were $33.8 million, a decrease of $9.1 million, or 21.2%, from $42.9 million for the nine months ended September 30, 2001. Our selling, general and administrative expenses as a percentage of net sales decreased to 12.8% for the nine months ended September 30, 2002 from 13.0% for the nine months ended September 30, 2001. The dollar decrease in selling, general and administrative expenses was primarily related to lower sales expenses as a result of the lower sales volume and lower general and administrative expenses resulting from cost reductions. In addition, selling, general and administrative expenses were lower due to the elimination of goodwill amortization for the nine months ended September 30, 2002 compared with $2.1 million in goodwill amortization for the nine months ended September 30, 2001. This change in goodwill amortization was a result of the adoption of SFAS No. 142, which no longer requires the amortization of goodwill.

        Retirement plan curtailment expense, net.    During the nine months ended September 30, 2001, we froze our pension and retiree medical plans effective December 31, 2001. As a result of this decision, we recorded a net $5.7 million curtailment charge.

        Operating income (loss).    For the nine months ended September 30, 2002, we had an operating loss of $4.0 million compared with an operating loss of $0.7 million for the nine months ended September 30, 2001. The change in operating results was due to the reduction in sales and gross profit as discussed above.

        Interest expense, net.    Net interest expense consisted primarily of interest expense associated with our debt instruments and interest rate swaps. Net interest expense was $6.4 million and $7.5 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net interest expense was primarily due to the capitalization of interest related to enterprise resource planning software of $0.7 million and an increase in interest income of $0.2 million. The increase in interest income was due to higher average cash balances for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, primarily a result of the $31.3 million proceeds from a follow-on common stock offering on May 23, 2002.

        Income tax expense (benefit).    For the nine months ended September 30, 2002, we incurred an income tax benefit of $3.8 million compared with an income tax benefit of $3.0 million for the nine months ended September 30, 2001. Our consolidated effective tax rate was 36.5% for the nine months ended September 30, 2002 and 2001.

        Extraordinary loss.    We recorded an extraordinary loss of $0.6 million, net of tax of $0.4 million, during the third quarter of 2001. The extraordinary loss represents a partial write-off of unamortized loan origination costs related to the $98.9 million credit facility repayment from the proceeds of our senior subordinated note.

        Cumulative effect of change in accounting principles, net of tax.    During the nine months ended September 30, 2002, we recorded a $13.2 million loss, net of tax, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 142. SFAS No. 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. The goodwill impairment loss was primarily due to the prolonged weakness in the end markets that we serve.

Liquidity and Capital Resources

        Our liquidity is generated by both internal and external sources including funds provided by operating activities, equity offerings, short- and long-term borrowings and operating leases. Our liquidity is used to fund short-term working capital requirements, capital expenditures and principal and interest payments on debt. We manage our cash balances and short-term borrowings to minimize interest expense and risk and maintain adequate liquidity.

        For the nine months ended September 30, 2002, our cash increased by $42.0 million primarily as a result of the issuance of one million shares of our common stock in a follow-on offering on May 23, 2002. We received net proceeds of $31.3 million from the sale of the shares at a public offering price of $33 per share, after deducting underwriting discounts and commissions and expenses. We intend to use the net proceeds of this offering to fund our operations, for working capital and for other general corporate purposes. Additionally, our cash increased due to a reduction in our inventory and an increase in our accounts payable offset by increases in our accounts receivable and decreases in our accrued expenses. Cash payments for capital expenditures and for equipment previously leased partially offset this increase from working capital.

        As of September 30, 2002 we had outstanding a $100.0 million, 10-year, 7.5%, senior unsecured subordinated note to Golden Heritage, LLC. Golden Heritage is a related party to CoorsTek, as it is controlled through various trusts established for the benefit of members of the Coors family, including John K. Coors, our Chairman, President and CEO, William K. Coors, our Director Emeritus, and Joseph Coors, Jr., our former Chairman and CEO and beneficial owner of more than 5% of our common stock. Additionally, John K. Coors, William K. Coors and Joseph Coors, Jr. are trustees of certain of these Coors family trusts. As of September 30, 2002, the Coors family (including these trusts) owned 27.5% of the outstanding shares of our common stock. John K. Coors abstained from our board's vote on this transaction, and William K. Coors did not participate in the board meetings at which this transaction was considered or approved.

        We have a $60.0 million, three-year, senior secured revolving credit facility with the Bank of America, N.A. If necessary, this facility will be used to fund working capital, capital expenditures and acquisitions. Our inventory, accounts and cash are pledged as security under our bank credit facility. Our ability to borrow under the credit facility, and consequently our liquidity, are based on the amount of eligible accounts receivable and inventory. Eligibility of our accounts receivable is affected by factors such as customer concentration, foreign receivables and slow-paying accounts. Eligibility of our inventory is affected by factors such as the exclusion of inventory without a standing order, work-in-process inventory and customer concentration. At September 30, 2002, given the eligibility of our accounts and inventory, the amount available to us for borrowing under the credit facility was $27.8 million.

        We pay commitment fees of 0.375% on the unused borrowings under the credit facility. The interest rate charged on the credit facility is based on a spread above LIBOR and varies based on the amount of eligible accounts receivable and inventory. As of September 30, 2002, there were no borrowings outstanding under the credit facility and the interest rate was LIBOR plus 3%.

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

        Capital expenditures for the nine months ended September 30, 2002 and 2001 were $9.1 million and $22.4 million, respectively. Our capital expenditures primarily included computerized manufacturing equipment used in our Semiconductor Components segment and the funding of computer software and systems. For the nine months ended September 30, 2002, we also purchased $7.8 million of previously leased manufacturing equipment used in our Semiconductor Components segment.

        On December 31, 2001, we recorded a minimum pension liability adjustment, net of tax, of $20.3 million related to freezing our pension plan. This adjustment was largely attributable to the decline in global financial markets experienced during 2001. The minimum pension benefit liability is the difference between the pension liability for the cost of funding future pension obligations and the fair market value of the pension plan assets at year end. The pension liability for the cost of funding future pension benefit obligations is based on several factors including market performance of the assets maintained in the plan, participant eligibility and actuarial studies. In certain circumstances (as was the case in 2001), we are required to recognize a minimum pension liability on our year end balance sheet, and in other cases, to provide additional funding to the plan. While it is difficult to predict, we may be required to record an additional minimum pension liability at year end 2002 or subsequent years.

New Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which requires that an existing legal obligation associated with the retirement of a tangible, long-lived asset be recognized as a liability when incurred and that the carrying amount of the related long-lived asset be increased by the amount of the liability. This statement is effective for our financial statements for the year ending December 31, 2003. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. This statement is effective for our financial statements for the year ending December 31, 2002. The adoption of this statement did not have a significant impact on our results of operations, financial position or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Leases," to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have elected to adopt this statement early effective January 1, 2002. We do not believe adoption of this statement materially impacts our results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated by us after December 31, 2002. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

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

        We are currently subject to interest rate risk on our interest rate swaps. In September 2000, we entered into a two-year interest rate swap agreement for a notional amount of $25.0 million, with a fixed interest rate of 6.69%, to hedge a portion of our exposure to interest rate fluctuations related to our former credit facility. This swap expired in September 2002. In January 2001, we hedged an additional portion of our exposure to interest rate fluctuations with another $25.0 million, two-year interest rate swap, with a fixed interest rate of 5.19%. This swap expires in January 2003. In July 2001, we issued a senior unsecured subordinated note to Golden Heritage LLC, which was used to repay all of the outstanding debt under our former credit facility. As a result of the prepayment, the outstanding interest rate swaps no longer met the requirements to be accounted for as hedge transactions. We may experience increases or decreases in interest expense that may materially impact financial results as interest rates fluctuate and any changes in fair value of the interest rate swaps are reflected in current operations. At September 30, 2002, the fair value of the remaining interest rate swap was negative $0.3 million.

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

Item 4.    Controls and Procedures

        Management, including our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on this review and evaluation, management believes that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the SEC. In addition, management believes that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Factors That May Affect Future Results

        Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Our future results of operations and performance are dependent upon numerous factors, including the actions of competitors and customers, our ability to execute our marketing plans, our ability to maintain or increase sales to existing customers and capture new business, our ability to successfully integrate and operate businesses that may be acquired in the future, the strength or continued weakness of the U.S. and key foreign economies and the relative position of the U.S. dollar related to key European and Asian currencies. Our ability to achieve our business strategy is also dependent upon securing adequate financing. We derive a significant percentage of our net sales from a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, net sales would be reduced and financial results would suffer. Our ability to increase revenues and operating income is dependent upon continuing our success with new product innovation, the availability and pricing of substitute materials such as metals and plastics, the performance of key industries such as semiconductor, telecommunications, automotive and electronics and other factors. Our ability to successfully build our assembly business is dependent on our ability to continue to provide quality and timely manufacturing, innovation and service to our customers. Our ability to attract and retain employees at all levels of the organization could also materially impact our future results, performance or financial condition. You are encouraged to read the more detailed discussions of risks and uncertainties contained in our Registration Statement on Form S-3 (No. 333-87596), as amended, and our annual report on Form 10-K for the year ended December 31, 2001, both filed with the Securities and Exchange Commission, which are available online, free of charge, on the Commission's website at www.sec.gov.

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

        As reported in prior filings, some of our facilities may be or have been named as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on our investigations, we do not believe that any liability with respect to these sites will have a material adverse effect on our financial condition or results of operations. For example, prior to our acquisition of our Chattanooga, Tennessee property, contamination was discovered on the property. One of the property's prior owners is remediating the property pursuant to a government order. Nevertheless, there can be no assurance that we will not become subject to some costs regarding this matter, but we do not anticipate the costs, if any, will be material to our financial condition or results of operations.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

        None.

(b)
Reports on Form 8-K:

        On August 13, 2002, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K in connection with the CEO and CFO's certification pursuant to Section 906 of the Sarbanes-Oxley Act regarding the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

        All other items of this report are inapplicable.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2002	COORSTEK, INC.
	By:	/s/ JOHN K. COORS John K. Coors Chairman, Chief Executive Officer and President
Date: October 30, 2002	By:	/s/ JOSEPH G. WARREN, JR. Joseph G. Warren, Jr. Chief Financial Officer, Treasurer and Secretary (Principal Financial and Chief Accounting Officer)

Certifications

I, John K. Coors, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of CoorsTek, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002
/s/ JOHN K. COORS John K. Coors Chief Executive Officer

I, Joseph G. Warren, Jr., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of CoorsTek, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002
/s/ JOSEPH G. WARREN, JR. Joseph G. Warren, Jr. Chief Financial Officer

QuickLinks

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
COORSTEK, INC. CONSOLIDATED STATEMENT OF INCOME (LOSS) (In thousands, except per share data) (unaudited)
COORSTEK, INC. CONSOLIDATED STATEMENT OF INCOME (LOSS) (In thousands, except per share data) (unaudited) (continued)
COORSTEK, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In thousands) (unaudited)
COORSTEK, INC. CONSOLIDATED BALANCE SHEET (In thousands, except share data) (unaudited)
COORSTEK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands) (unaudited)
COORSTEK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications