Form 10-Q/A
period 2002-03-31
COORSTEK INC
filed 2002-11-25
CIK 1095603

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 10,702,592 shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 26, 2002.

EXPLANATORY NOTE

        This Form 10-Q/A (Amendment No. 1) is filed solely to include exhibits that were inadvertently omitted from the Form 10-Q filed by CoorsTek, Inc. (the "Company") on April 30, 2002 for the quarterly period ended March 31, 2002. Accordingly, the items that are not being amended hereby have been omitted from this filing.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

Exhibit No.	Exhibit Description
10.1	First Amendment to Credit Agreement, dated March 8, 2002, with Bank of America, N.A. (filed April 30, 2002 as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.2
Second Amendment to Credit Agreement, dated March 20, 2002, with Bank of America, N.A. (filed April 30, 2002 as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.3	Executive Employment Agreement, dated as of January 1, 2002, between the Company and John K. Coors
10.4	Executive Employment Agreement, dated as of January 1, 2002, between the Company and Derek C. Johnson
10.5	Executive Employment Agreement, dated as of January 1, 2002, between the Company and Joseph G. Warren, Jr.
(b)
Reports on Form 8-K:

  On February 7, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K furnishing information about the Company under "Item 9. Regulation FD Disclosure."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 25, 2002	COORSTEK, INC.
	By:	/s/ JOSEPH G. WARREN, JR. Joseph G. Warren, Jr., Chief Financial Officer, Treasurer and Secretary (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, John K. Coors, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of CoorsTek, Inc.; and

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

November 25, 2002	/s/ JOHN K. COORS John K. Coors Chief Executive Officer

CERTIFICATIONS

I, Joseph G. Warren, Jr., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of CoorsTek, Inc.; and

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

November 25, 2002	/s/ JOSEPH G. WARREN, JR. Joseph G. Warren, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	First Amendment to Credit Agreement, dated March 8, 2002, with Bank of America, N.A. (filed April 30, 2002 as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.2
Second Amendment to Credit Agreement, dated March 20, 2002, with Bank of America, N.A. (filed April 30, 2002 as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.3	Executive Employment Agreement, dated as of January 1, 2002, between the Company and John K. Coors
10.4	Executive Employment Agreement, dated as of January 1, 2002, between the Company and Derek C. Johnson
10.5	Executive Employment Agreement, dated as of January 1, 2002, between the Company and Joseph G. Warren, Jr.

QuickLinks

EXPLANATORY NOTE
Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX